Form 10-Q
period 1999-06-30
NEXTCARD INC
filed 1999-08-16
CIK 1081015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _________.


                                     0-26019
                            ------------------------
                            (Commission File Number)

                                 NEXTCARD, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                               68-0384-606
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


         595 MARKET STREET, SUITE 1800, SAN FRANCISCO, CALIFORNIA 94105
               (Address of Principal Executive Offices) (Zip Code)

                                 (415) 836-9700
              (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]


As of July 31, 1999, there were 45,951,911 shares of the registrant's Common Stock, par value $.001 per share outstanding, of which 3,660,110 were nonvoting.

                          NEXTCARD, INC. AND SUBSIDIARY
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                PAGE
               ITEM 1.  Financial Statements (unaudited):
                              Condensed Balance sheets....................................     3
                              Condensed Consolidated Statements of
                              Operations..................................................     4
                              Condensed Consolidated Statements of Changes
                              in Stockholders' Equity.....................................     5
                              Condensed Consolidated Statements of Cash Flows.............     6
                              Notes to Condensed Consolidated Financial
                              Statements..................................................     7
               ITEM 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................    11

               ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk........    32


PART II.       OTHER INFORMATION

               Item 1. Legal Proceedings..................................................    33

               Item 2. Changes in Securities and Use of Proceeds..........................    33

               Item 3. Defaults Upon Senior Securities Holders............................    33

               Item 4. Submission of Matters to a Vote of Security Holders................    34

               Item 5. Other Information..................................................    34

               Item 6. Exhibits and Reports on Form 8-K...................................    34

               Signatures.................................................................    36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) (Unaudited)


                                                            JUNE 30,    DECEMBER 31,
                                                             1999          1998
                                                        -------------   -------------
ASSETS:
  Cash and cash equivalents                             $     131,327   $      40,134
  Cash and cash equivalents, restricted                         8,600              --
  Credit card loans receivable, less allowance for
  loan losses                                                 140,525              --
    of $2,007 at June 30, 1999
  Servicing and profit-and-loss sharing receivable                 --             966
  Prepaid loan fees                                             5,725           2,100
  Equipment and leasehold improvements, net                     6,002           2,102
  Prepaid and other assets                                      1,376             240
                                                        -------------   -------------
    Total assets                                        $     293,555   $      45,542
                                                        =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Accounts payable                                      $       5,139   $       3,366
  Accrued expenses                                              4,231           1,242
  Equipment loan                                                1,997             504
  Other borrowings                                             10,000              --
  Deferred revenue                                                484             493
  Secured borrowings                                          126,629              --
                                                        -------------   -------------
    Total liabilities                                         148,480           5,605
                                                        -------------   -------------

Stockholders' equity
  Convertible preferred stock                                      --              33
  Common stock                                                     46               5
  Additional paid-in capital                                  213,460          63,875
  Deferred stock compensation                                 (20,783)         (6,000)
  Notes receivable from stockholders                              (26)            (26)
  Accumulated deficit                                         (47,622)        (17,950)
                                                        -------------   -------------
    Total stockholders' equity                                145,075          39,937
                                                        -------------   -------------
    Total liabilities and stockholders' equity          $     293,555   $      45,542
                                                        =============   =============


See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)


                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30                      JUNE 30
                                             --------------------------    --------------------------
                                                1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
Interest income:
  Cash and investments                       $       905    $        79    $     1,185    $       112
  Credit card loans                                2,126             --          2,506             --
                                             -----------    -----------    -----------    -----------
Total interest income                              3,031             79          3,691            112
Interest expense                                   1,866              1          2,513              1
                                             -----------    -----------    -----------    -----------
Net interest income                                1,165             78          1,178            111
Provision for loan losses                          1,047             --          2,042             --
  Net interest income (loss) after           -----------   ------------    -----------    -----------
  provision for loan losses                          118             78           (864)           111
Non-interest income:                         -----------    -----------    -----------    -----------
  Servicing and profit-and-loss sharing              136            130            340            164
  Interchange fee                                    318             --            414             --
  Credit card fees and other                         159              3            202              3
                                             -----------    -----------    -----------    -----------
Total non-interest income                            613            133            956            167
Non-interest expenses:                       -----------    -----------    -----------    -----------
  Salaries and employee benefits                   5,288          1,349          8,597          2,138
  Marketing and advertising                        4,997            936          7,552          1,145
  Credit card activation and servicing
    costs                                          2,481            391          4,003            442
  Occupancy and equipment                            877            160          1,429            276
  Professional fees                                  211             77            466            118
  Amortization of deferred compensation            3,381            235          4,747            399
  Amortization of loan structuring fee             1,743             --          2,311             --
  Other                                              443            133            659            204
                                             -----------    -----------    -----------    -----------
Total non-interest expenses                       19,421          3,281         29,764          4,722
                                             -----------    -----------    -----------    -----------
Loss before income taxes                         (18,690)        (3,070)       (29,672)        (4,444)
Provision for income taxes                            --             --             --             --
                                             -----------    -----------    -----------    -----------
Net loss                                     $   (18,690)   $    (3,070)   $   (29,672)   $    (4,444)
                                             ===========    ===========    ===========    ===========
Basic and diluted net loss per common
  share                                      $     (0.74)   $     (1.03)   $     (2.05)   $     (1.53)
                                             ===========    ===========    ===========    ===========
Weighted average common shares used in
  net loss per common share calculation           25,153          2,970         14,509          2,912
                                             ===========    ===========    ===========    ===========
Pro forma basic and diluted net loss
  per common share                           $     (0.45)   $     (0.17)   $     (0.76)   $     (0.30)
                                             ===========    ===========    ===========    ===========
Weighted average common shares used in
  computing pro forma basic and
  diluted net loss per common share               41,104         18,046         38,797         14,994
                                             ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data) (Unaudited)


                                       CONVERTIBLE PREFERRED
                                         STOCK SERIES A-D                      COMMON STOCK
                                   -----------------------------       -----------------------------
                                      SHARES            AMOUNT            SHARES           AMOUNT
                                   -----------       -----------       -----------       -----------
BALANCES AT DECEMBER 31, 1997        9,110,250       $         9         4,894,875       $         5
Issuance of convertible
  preferred stock Series C           9,132,660                 9
Return of convertible
  preferred stock Series
  A in settlement of
  notes receivable                     (21,096)
Deferred stock
  compensation
Amortization of deferred
  stock compensation
Net loss
                                   -----------       -----------       -----------       -----------
BALANCES AT JUNE 30 ,1998           18,221,814       $        18         4,894,875       $         5
                                   ===========       ===========       ===========       ===========


BALANCES AT DECEMBER 31, 1998       32,625,734       $        33         4,932,374       $         5
Issuance of common stock
  upon exercise of
  warrants and options                                                   1,466,622                 1
Issuance of common stock
  from IPO, net of
  expenses                                                               6,900,000                 7
Issuance of common stock
  warrants
Conversion of preferred
  stock to common stock            (32,625,734)              (33)       32,625,734                33
Deferred stock
  compensation
Amortization for deferred
  stock compensation
Net loss
                                   -----------       -----------       -----------       -----------
BALANCES AT JUNE 30, 1999                   --       $        --        45,924,730       $        46
                                   ===========       ===========       ===========       ===========



                                       ADDITIONAL      DEFERRED          NOTES                                TOTAL
                                        PAID-IN         STOCK        RECEIVABLE FROM    ACCUMULATED       STOCKHOLDERS'
                                        CAPITAL      COMPENSATION     STOCKHOLDERS        DEFICIT            EQUITY
                                      -----------    ------------    ---------------    -----------       -------------
BALANCES AT DECEMBER 31, 1997         $     4,695      $     -         $      (36)      $    (1,886)      $     2,787
Issuance of convertible
  preferred stock Series C                 11,662                                                              11,671
Return of convertible
  preferred stock Series
  A in settlement of
  notes receivable                             (9)                              9                                  --
Deferred stock
  compensation                              1,700        (1,700)                                                   --
Amortization of deferred
  stock compensation                                        399                                                   399
Net loss                                                                                     (4,444)           (4,444)
                                      -----------      --------       -----------       -----------       -----------
BALANCES AT JUNE 30 ,1998             $    18,048      $ (1,301)      $       (27)      $    (6,330)      $    10,413
                                      ===========      ========       ===========       ===========       ===========


BALANCES AT DECEMBER 31, 1998         $    63,875      $ (6,000)      $       (26)      $   (17,950)      $    39,937
Issuance of common stock
  upon exercise of
  warrants and options                        322                                                                 323
Issuance of common stock
  from IPO, net of
  expenses                                127,040                                                             127,048
Issuance of common stock
  warrants                                  2,693                                                               2,693
Conversion of preferred
  stock to common stock                                                                                            --
Deferred stock
  compensation                             19,530       (19,530)                                                   --
Amortization for deferred
  stock compensation                                      4,747                                                4,747
Net loss                                                                                    (29,672)          (29,672)
                                      -----------      --------       -----------       -----------       -----------
BALANCES AT JUNE 30, 1999             $   213,460      $(20,783)      $       (26)      $   (47,622)      $   145,075
                                      ===========      ========       ===========       ===========       ===========


See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data) (Unaudited)


                                                            SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
                                                              1999            1998
                                                           ---------       ---------
OPERATING ACTIVITIES:
Net loss                                                   $ (29,672)      $  (4,444)
Adjustments to net loss to arrive at cash used in
operating activities:
  Provision for loan losses                                    2,042              --
  Deprecation and amortization                                 2,982              64
  Amortization of deferred stock                               4,747             399
  Change in operating assets and liabilities:
    (Increase) decrease in servicing and profit and
    loss sharing                                                 907            (163)
    receivable
    Decrease in receivable from third party processor             --             500
    Increase in accounts payable                               1,773             606
    Increase in accrued expenses                               2,989             390
    Increase in prepaid and other assets                      (4,528)            (14)
                                                           ---------       ---------
Net cash used in operating activities                        (18,760)         (2,662)
                                                           ---------       ---------
INVESTING ACTIVITIES:
Net loans originated or collected                           (142,566)             --
Purchase of equipment and leasehold improvements              (4,375)           (509)
                                                           ---------       ---------
Net cash used in investing activities                       (146,941)           (509)
                                                           ---------       ---------
FINANCING ACTIVITIES:

Net change in secured borrowings                             126,629              --
Proceeds from other borrowings                                10,000              --
Proceeds from issuance of convertible preferred stock             --          11,671
Proceeds from issuance of common stock, net                  127,372              --
Proceeds from equipment loan                                   1,659              --
Payments made on equipment loan                                 (166)             --
                                                           ---------       ---------
Net cash provided by financing activities                    265,494          11,671
                                                           ---------       ---------
Net increase in cash and cash equivalents                     99,793           8,500
Cash and cash equivalents at the beginning of the
period                                                        40,134           2,840
                                                           ---------       ---------
Cash and cash equivalents at the end of the period         $ 139,927       $  11,340
                                                           =========       =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest                 $   1,606       $      --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Unearned stock based compensation                        $  19,530       $   1,700
  Issuance of preferred stock warrants for loan
    structuring/origination fee                            $   2,693              --
  Return of convertible preferred stock Series A                  --       $       9
  Issuance of convertible preferred stock Series C                --       $  11,671

NEXTCARD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The consolidated financial statements include NextCard, Inc. and its wholly owned subsidiary, NextCard Funding Corp. (collectively "the Company"). The Company is an Internet-based provider of consumer credit.

INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Form S-1 Registration Statement, as amended, filed with the SEC in connection with the Company's initial public offering ("IPO"). The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

2.      INITIAL PUBLIC OFFERING

On May 19, 1999, the Company completed its IPO, in which it sold 6.9 million shares of its common stock at a price of $20.00 per share, raising $138.0 million in gross proceeds. Offering proceeds to the Company, net of approximately $9.7 million in aggregate underwriters discounts and commissions and $1.3 million in related expenses, were approximately $127.0 million. Immediately prior to the closing of the IPO, the Company's stock split 4.5 shares for every one share of common stock then outstanding. Simultaneously with the closing of the IPO, each outstanding share of the Company's preferred stock automatically converted into 4.5 shares of common stock. In addition, the Company reincorporated from California to Delaware. All share and per share data in the accompanying financial statements have been restated to reflect the conversion, the stock split and the reincorporation.

3.      EARNINGS PER SHARE

Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Shares associated with stock options and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). Pro forma basic and diluted net loss per common share has been computed as described above, and also gives effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                   -----------------------       -----------------------
(Dollars in thousands, except per share data)        1999           1998           1999           1998
                                                   --------       --------       --------       --------
Net loss available to common stockholders          $(18,690)      $ (3,070)      $(29,672)      $ (4,444)
                                                   ========       ========       ========       ========

Basic and diluted:
  Weighted average shares of common
    stock outstanding                                26,128          4,895         15,542          9,844
  Less: Weighted average shares subject
    to repurchase                                      (975)        (1,925)        (1,033)        (6,932)
                                                   --------       --------       --------       --------
  Weighted average shares used in
    computing basic and diluted net
    loss per common shares                           25,153          2,970         14,509          2,912
                                                   ========       ========       ========       ========
Basic and diluted net loss per shares              $  (0.74)      $  (1.03)      $  (2.05)      $  (1.53)
                                                   ========       ========       ========       ========

Pro forma:
  Net loss                                         $(18,690)      $ (3,070)      $(29,672)      $ (4,444)
                                                   ========       ========       ========       ========

  Shares used above                                  25,153          2,970         14,509          2,912
  Pro forma adjustment to reflect
    weighted effect of assumed
    conversion of convertible preferred
    stock                                            15,951         15,076         24,288         12,082
                                                   --------       --------       --------       --------

  Shares used in computing pro forma
    basic and diluted net loss per
    common share                                     41,104         18,046         38,797         14,994
                                                   ========       ========       ========       ========

Pro forma basic and diluted net loss
per common share                                   $  (0.45)      $  (0.17)      $  (0.76)      $  (0.30)
                                                   ========       ========       ========       ========

4.      ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the six month period ended June 30, 1999 is as follows:


(Dollars in thousands)
Balance at January 1, 1999      $    --
Provision for loan losses         2,042
Charge-offs                         (35)
                                -------
Balance at June 30, 1999        $ 2,007
                                =======


5.      CREDIT FACILITIES AND SECURED BORROWINGS

In May 1999, the Company entered into a $5.0 million line of credit with a finance company. Borrowings under the line of credit accrue interest at 12.25% per year, are repayable in 36 monthly installments of principal and interest through April 2002 and are secured by a subordinated security interest in all tangible and intangible assets. This line of credit had an outstanding balance of $5.0 million at June 30, 1999.

Until January 12, 1999, Heritage Bank of Commerce ("Heritage") funded all of the credit card accounts and loans originated through the Company's website. Beginning January 1999, the Company began purchasing such credit card receivables from Heritage. Until May 21, 1999, the Company utilized a $100.0 million secured borrowing facility extended to NextCard Funding Corp., by Credit Suisse First Boston ("Credit Suisse") to fund the majority of those receivables. On May 21, 1999, the Company executed a $300.0 million commercial paper conduit facility through Barclays Bank PLC and began utilizing this facility to purchase credit card receivables. Borrowings under the facility are secured by the purchased receivables. The Company also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility. As of June 30, 1999, $126.6 million was outstanding under this facility.

In addition, on June 23, 1999, the Company entered into a similar facility with ING Barings (U.S.) Capital Markets LLC. This facility amount is $150.0 million, and the Company's borrowings are secured by all credit card receivables that may be purchased by using funds from this facility. As of June 30, 1999, there were no amounts outstanding under the ING Barings facility.

6.      SUBSEQUENT EVENTS

On July 15, 1999, the Company exercised its option to purchase all remaining credit card receivables from Heritage for an aggregate purchase price of $22.2 million.

On August 4, 1999, the Company signed a definitive agreement to acquire Textron National Bank ("TNB"), a wholly owned indirect subsidiary of Textron Corporation, for $3.0 million (plus TNB's net book value of approximately $2.0 million), with additional $1.0 million payments on each of September 30, 2000 and September 30, 2001. TNB has not actively engaged in the banking business for several years, and at the closing will hold a maximum of $2.6 million of cash and cash-equivalents and a single deposit liability of not more than $600,000. Under the terms of the agreement, TNB will, at the closing, convert into a national bank limited to credit card operations and change its name to "NextBank, National Association" ("NextBank"). As soon as practicable following the closing, the Company intends to cause NextBank to become a member of the Visa system and commence the issuance of NextCard Visa cards, with the NextCard accounts held by NextBank. The credit card receivables generated from these accounts will be funded, in part, by accepting customer deposits. The closing of the transaction is subject to regulatory approval and the satisfaction of certain other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those factors discussed below.

OVERVIEW

The Company is a leading Internet-based provider of consumer credit. The Company was the first to offer an online approval system for a Visa(R) card and to provide interactive, customized offers for credit card applicants.

The Company combines expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. The Company's product, the NextCard(R) Visa, which the Company calls the First True Internet Visa, is marketed to consumers exclusively through its website, www.nextcard.com. The Company offers credit card customers a unique combination of convenience, customization, shopping enhancements and online customer service. The NextCard Visa can be used for both online and offline purchases.

EARNINGS SUMMARY

Net loss for the three months ended June 30, 1999, was $18.7 million, or $0.45 per pro forma share, up 503% from $3.1 million, or $.17 per pro forma share, for the second quarter of 1998. The increase in net loss is the result of increases in interest expense, the provision for loan losses and other operating expenses. These increases were partially offset by increases in net interest income and other operating income. These increases are largely attributable to the growth in average managed loans to $127.6 million for the second quarter 1999 from $5.2 million for the second quarter 1998.

Net loss for the six months ended June 30, 1999, was $29.7 million, or $0.76 per pro forma share, up 575% from $4.4 million, or $0.30 per pro forma share, for the six months ended June 30, 1998. The increase in net loss is the result of increases in interest expense, the provision for loan losses and other operating expenses. These increases were partially offset by increases in net interest income and other operating income. These increases are largely attributable to the growth in average managed loans to $112.3 million for the six months ended June 30, 1999, from $3.6 million for the same period in 1998.

MANAGED LOAN PORTFOLIO

Until January 12, 1999, Heritage Bank of Commerce ("Heritage") funded all of the credit card accounts and loans originated through the Company's website pursuant to a Consumer Credit Card Program Agreement. Under that agreement, the Company charged Heritage for origination and servicing of the accounts and shared 50% of the resulting net profits or losses, as defined.

Beginning January 1999, the Company began purchasing credit card receivables utilizing secured lending facilities extended to its subsidiary, NextCard Funding Corp. Pursuant to the terms of the Company's Account Origination Agreement with Heritage, Heritage continues to fund newly originated credit card receivables, which are then purchased on a daily basis by NextCard Funding using borrowings from its secured lending facilities. The purchased receivables are pledged as collateral for the secured lending facilities.

The Company's managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa and outstanding on Heritage's and the Company's balance sheets. Since Heritage has funded and still owns a portion of the managed loan portfolio, that portion of the credit card loans are not an asset of the Company, and therefore, are not shown on the Company's consolidated balance sheets. The following table summarizes the Company's managed loan portfolio:


(Dollars in thousands)                             JUNE 30
                                            ----------------------
                                              1999          1998
                                            --------      --------
PERIOD-END BALANCES
Credit card loans:
  On-balance sheet                          $142,532      $     --
  Heritage owned                              20,914         9,402
                                            --------      --------
Total managed loan portfolio                $163,446      $  9,402
                                            ========      ========

AVERAGE BALANCES
Credit card loans:
  On-balance sheet                          $ 71,123      $     --
  Heritage owned                              34,764         3,591
                                            --------      --------
Total managed loan portfolio                $105,887      $  3,591
                                            ========      ========

NET INTEREST INCOME

Net interest income consists primarily of interest earned on the Company's cash and investment securities and credit card loans less interest expense on borrowings to fund these earning assets.

Net interest income for the three and six months ended June 30, 1999, was $1.2 million and $1.2 million, respectively, compared to $78,000 and $111,000 for the same periods in 1998. These increases were primarily due to $102.9 million and $71.1 million increases in on balance sheet average loans over the comparable periods in 1998 and $77.2 million and $56.5 million increases in average cash and investments over the comparable periods in 1998. The annualized net interest margin on average earning assets for the three months ended June 30, 1999 was 2.5% compared with .08% for the three months ended March 31, 1999. The second quarter net interest margin was favorably impacted by the repricing of the Company's credit card loan portfolio due to the expiration of the introductory rate loans which were outstanding in the first quarter. The second quarter net interest margin was negatively impacted by $225,000 of loan fee amortization expense related to $2.7 million of warrants paid to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three year period. The annualized negative, net interest spread for the three months ended June 30, 1999 was (1.14%) compared with (2.04%) for the three months ended March 31, 1999. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the Company's loan portfolio grows with higher-yielding loans and the full effects of the Company's more favorable terms on recently negotiated conduit funding facilities are realized.

The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and six month periods ended June 30, 1999.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (Dollars in thousands)


                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                JUNE 30, 1999                           JUNE 30, 1999
                                  -------------------------------------   -------------------------------------
                                   AVERAGE         INCOME/     YIELD/      AVERAGE         INCOME/     YIELD/
                                   BALANCE         EXPENSE      RATE       BALANCE         EXPENSE      RATE
                                  ---------       ---------   ---------   ---------       ---------   ---------
ASSETS:
Interest-Earning assets
  Consumer loans                  $ 102,944       $   2,126        8.26%  $  71,123       $   2,506        7.04%
  Interest-earning cash              83,486             905        4.34%     61,543           1,185        3.85%
                                  ---------       ---------   ---------   ---------       ---------   ---------
Total interest-earning
 assets                             186,430           3,031        6.50%    132,666           3,691        5.56%

Allowance for loan losses            (1,478)                                 (1,001)
Other assets                         11,019                                   8,918
                                  ---------                               ---------
Total assets                      $ 195,971                               $ 140,583
                                  =========                               =========

LIABILITIES AND EQUITY
Interest-bearing liabilities
  Borrowings                      $  97,772       $   1,866        7.64%  $  66,138       $   2,513        7.60%
Other liabilities                     9,170                                   7,593
                                  ---------                               ---------
Total liabilities                   106,942                                  73,731
Equity                               89,029                                  66,852
                                  ---------                               ---------
Total liabilities and
equity                            $ 195,971                               $ 140,583
                                  =========                               =========

NET INTEREST SPREAD                                               (1.14%)                                 (2.04%)
                                                              ---------                               ---------
Interest income to average
  interest-earning assets                                          6.50%                                   5.56%
Interest expense to average
  interest-earning assets                                          4.00%                                   3.79%
                                                              ---------                               ---------
NET INTEREST MARGIN                                                2.50%                                   1.77%
                                                              ---------                               ---------


NON-INTEREST INCOME

Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, overlimit fees and program fees. Such income for the three and six months ended June 30, 1999, was $477,000 and $616,000, respectively. Interchange and other credit card fees are expected to continue to increase in the future as the Company continues to purchase receivables from Heritage and the portfolio grows.

Servicing and profit-and-loss sharing income consists of amounts arising under the Consumer Credit Card Program Agreement with Heritage. Such income for the three and six months ended June 30, 1999 increased $6,000 and $176,000, respectively, compared to $130,000 and $164,000 for the same periods in 1998. These increases were attributable to increased credit card accounts and loans originated and outstanding under the Consumer Credit Card Program Agreement in 1999 compared to 1998. However, the Company anticipates servicing and profit-and-loss sharing income to decrease in the future because the Company is now purchasing all of the new credit card loan receivables from Heritage under the Account Origination Agreement.


NON-INTEREST EXPENSE

Total non-interest expense for the three and six months ended June 30, 1999, increased $16.1 million and $25.0 million, respectively, over the comparable periods in 1998, primarily due to employee compensation, credit card activation and servicing costs and marketing expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. In addition, the amortization of deferred compensation, which represents the difference between the exercise price of certain stock options grants and the estimated fair value of the Company's common stock at the time of such grants, for the three and six months ended June 30, 1999 was $3.4 million and $4.7 million. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business lines and building an infrastructure to support the growth.

ASSET QUALITY

The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is impacted by the underwriting criteria utilized by the Company to approve new customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At June 30, 1999, the entire loan portfolio was less than 18 months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended June 30, 1999, the Company's managed net charge-off ratio was 1.34% compared to 0.23% for the quarter ended June 30, 1998. For the six months ended June 30, 1999 the net charge-off ratio stood at 1.07% compared to 0.17% for the six months ended June 30, 1998. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year as the portfolio ages and becomes more seasoned.

The Company's primary strategy for managing loan losses is the development of underwriting criteria and credit scoring algorithms to assess the credit-worthiness of new accounts and provide conservative credit-line assignments. In addition, the Company monitors credit lines closely, and has built a collections department, as well as using outside parties, to manage delinquent loans. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

DELINQUENCIES

Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis exposes the Company to loss exposure either directly or through the Heritage profit-and-loss sharing arrangement. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are reversed. Credit card loans are generally charged off when the loan becomes contractually delinquent 180 past due, with the exception of bankrupt accounts, which are charged off no later that the month after formal notification of bankruptcy. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:


                                                  JUNE 30
                            ----------------------------------------------------
(Dollars in thousands)                1999                       1998
                            -------------------------  -------------------------
                               LOANS       % OF TOTAL     LOANS       % OF TOTAL
                            -----------   -----------  -----------   -----------
Managed loan portfolio      $   163,446        100.00% $     9,402        100.00%
Loans delinquent:
  31 - 60 days                      951          0.58%          27          0.29%
  61 - 90 days                      445          0.27%           3          0.03%
  91 or more                        563          0.35%           0          0.00%
                            -----------   -----------  -----------   -----------
Total                       $     1,959          1.20%          30          0.32%
                            ===========   ===========  ===========   ===========


NET CHARGE-OFFS

Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude finance charges and fees, which are charged against the related income at the time of charge-off. Losses from new account fraud and fraudulent cardholder activity are included in non-interest expense.

The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:


(Dollars in thousands)           THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                 --------------------------     --------------------------
                                     1999           1998            1999           1998
                                 -----------    -----------     -----------    -----------
ON-BALANCE SHEET:
Average loans outstanding        $   102,944    $        --     $    71,123    $        --
Net charge-offs                           34             --              34             --
Net charge-offs as a
percentage of average loans
outstanding                             0.13%          0.00%           0.10%          0.00%

MANAGED:
Average loans outstanding            127,595          5,228         112,328    $     3,591
Net charge-offs                          426              3             601              3
Net charge-offs as a
percentage of average loans
outstanding                             1.34%          0.23%           1.07%          0.17%


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained for on-balance sheet loans. For loans maintained on Heritage's balance sheet, anticipated losses and related reserves are reflected in the calculations of the servicing and profit-and-loss sharing income from Heritage. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio.

The provision for loan losses for on-balance sheet loans for the three and six months ended June 30, 1999, totaled $1.0 million and $2.0 million, respectively. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the change in the Company's allowance for loan losses for the periods presented:


                                           THREE MONTHS     SIX MONTHS ENDED
                                          ENDED JUNE 30,       JUNE 30,
                                               1999              1999
                                         ---------------    ---------------
(Dollars in thousands)
Balance at beginning of period           $           995    $            --
Provision for loan losses                          1,047              2,042
Charge-offs                                          (35)               (35)
                                         ---------------    ---------------
Balance at end of period                 $         2,007    $         2,007
                                         ===============    ===============

LIQUIDITY AND CAPITAL RESOURCES

The Company finances the growth of its credit card loan portfolio through cash flow from operations, secured bank financings, conduit facilities and equity issuance.

As of June 30, 1999, the Company had $139.9 million of cash and cash equivalents, of which $127.0 million had been obtained through the Company's IPO in May 1999.

Until January 12, 1999, Heritage funded all of the credit card accounts and loans originated through the Company's website. Beginning January 1999, the Company began purchasing such credit card receivables from Heritage. Until May 21, 1999, the Company utilized a $100.0 million secured borrowing facility extended to NextCard Funding Corp., by Credit Suisse to fund the majority of those receivables. On May 21, 1999, the Company executed a $300.0 million commercial paper conduit facility through Barclays Bank PLC and began utilizing this facility to purchase credit card receivables. Borrowings under the facility are secured by the purchased receivables. The Company also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility. As of June 30, 1999, $126.6 million was outstanding under this facility.

In addition, on June 23, 1999, the Company entered into a similar facility with ING Barings (U.S.) Capital Markets LLC. This facility amount is $150.0 million, and the Company's borrowings are secured by all credit card receivables that may be purchased by using funds from this facility. As of June 30, 1999, there were no amounts outstanding under the ING Barings facility.

The Company will have the ability to fund new receivables during the revolving period of these structures. After the revolving period, principal collections generated by the receivables will be used to pay the principal amount owed. The revolving period ends in June 2001 for the Barclays facility and in January 2002 for the ING Barings facility.

In May 1999, the Company entered into a $5.0 million line of credit with a finance company for general corporate purposes. Borrowings under the line of credit accrue interest at 12.25% per year, are repayable in 36 monthly installments of principal and interest through April 2002 and are secured by a subordinated security interest in all tangible and intangible assets. This line of credit had an outstanding balance of $5.0 million at June 30, 1999.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use internally developed software, as well as computer technology and other services provided to us by third-party vendors that may fail due to the year 2000 phenomenon. For example, the Company is dependent on a service bureau for account processing and other customer functions. The Company is also dependent on telecommunications vendors to maintain its network and a third party that hosts our servers.

As the Company was formed less than three years ago, the Company developed its systems and technology in light of the year 2000 problem, as opposed to many older companies that rely on legacy systems designed before this problem was known. On April 30, 1999, the Company completed its initial review and testing of year 2000 compliance for all of its internally developed software, which include substantially all of the systems for the operation of its website, such as its instant online approval system, customer interaction and transaction systems and our security, monitoring and back-up capabilities. Based on such testing, the Company believes its internally developed software and systems are year 2000 compliant, which means that all date data will process without error, interruption or loss of functionality of any software or system due to the change in century.

On April 16, 1999, the Company completed its assessment of the year 2000 readiness of its third-party supplied software and hardware, and of its vendors. During the assessment phase, eleven vendors were identified as critical to the Company, all of whom have provided the Company with certifications of year 2000 compliance or a readiness disclosure statement. Testing (including leap year testing) of our systems with those of First Data Resources, a third-party supplier of certain fulfillment and customer service functions and provide of online customer service capabilities, is presently expected to be completed by August 1999. However, based on the results of preliminary testing of all affected systems, the Company believes that the systems will be year 2000 compliant. Accordingly, based on the results of the responses the Company has received and the availability of alternate year 2000 compliant vendors, the Company does not believe further remediation planning is necessary to ensure seamless operation at and after January 1, 2000.

If a year 2000 problem with one of the Company's vendor's systems causes such vendor to fail to provide the Company services it had agreed to provide the Company, the Company would seek to recover from such vendor damages for the amount it suffered due to such failure. The Company would base its suit on breach of the vendor's agreement with it and misrepresentation of such vendor's year 2000 representation to it. However, there can be no assurance that such agreements and such representations will be enforceable.

Based on the results of our testing, the Company believes our worst-case scenario would be the failure of the Internet infrastructure due to a year 2000 problem. The year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, the Company depends on the general availability of the Internet to provide its services. The Company also depends on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for the Company's services and could have a material adverse effect on the Company's growth.

To date, the Company has incurred approximately $225,000 of expense relating to year 2000 analysis, testing and remediation efforts. The Company anticipates that, when all analysis, testing and remediation efforts are complete, it will have incurred approximately $400,000 of expenses, all of which will be recognized in 1999. However such expenses could be significantly higher than anticipated by the Company.

ADDITIONAL FACTORS WHICH MAY AFFECT FUTURE RESULTS

As discussed in the Company's Registration Statement, as filed with the SEC in connection with the Company's IPO, the following additional risk factors could materially affect the Company's business, operating results and financial condition.

RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S LIMITED OPERATING HISTORY MAKES EVALUATION OF ITS BUSINESS AND PROSPECTS DIFFICULT.

The Company was formed in June 1996. The Company introduced the NextCard Visa in December 1997. The Company has only a limited operating history on which to base an evaluation of the Company's business and prospects. The Company's business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet products and services.

THE COMPANY HAS A HISTORY OF LOSSES AND IT ANTICIPATES SIGNIFICANT FUTURE
LOSSES.

The Company incurred net losses of $1.9 million for the period from the Company's inception through December 31, 1997, $16.1 million for the year ended December 31, 1998 and $29.7 million for the six months ended June 30, 1999. As of June 30, 1999, the Company had an accumulated deficit of $47.6 million. To date, the Company has not achieved profitability and expects to incur significant and increasing net losses for the next three years. The Company intends to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, the Company will need to generate significant revenues to achieve profitability. The Company cannot be certain that it will be able either to maintain the Company's recent revenue growth rates or to generate adequate revenues to achieve profitability. If the Company does achieve profitability, the Company cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future.

THE COMPANY'S LIMITED OPERATING HISTORY MAKES ITS FINANCIAL FORECASTING
DIFFICULT.

Due to the Company's limited operating history, it cannot forecast operating expenses based on its historical results. Accordingly, the Company bases its operating expenses, in part, on future revenue projections. Most of these expenses are fixed in the short term and the Company may not be able to quickly reduce spending if it achieves lower than anticipated revenues. The Company's ability to accurately forecast its revenues is limited. If the Company's revenues do not meet its internally developed projections, the Company's net losses will be even greater than anticipated and the Company's business, operating results and financial condition may be materially and adversely affected.

THE COMPANY'S CREDIT CARD PORTFOLIO MAKES ITS PREDICTION OF DELINQUENCY AND LOSS LEVELS DIFFICULT.

As of June 30, 1999, over 70% of the Company's credit card accounts had been generated in the past twelve months. As a result, the Company cannot accurately predict the levels of delinquencies and losses that can be expected from its loan portfolio over time. As the Company's portfolio of accounts becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above the Company's expectations could materially and adversely impact the Company's results of operations and financial condition.

THE COMPANY MAY BE UNABLE TO RETAIN CUSTOMERS WHEN IT INCREASES ITS INTRODUCTORY INTEREST RATES.

To attract new customers, the Company generally offers low introductory interest rates that increase after expiration of the introductory period. Given the Company's limited operating history, it does not know what percentage of its customers will continue to use their NextCard Visa after the end of this period. If fewer customers than it expects continue to use their NextCard Visa after the expiration of the introductory offer, the Company's results of operations would be adversely affected.

THE COMPANY MAY ENCOUNTER DIFFICULTIES DUE TO ITS UNTESTED CUSTOMER BASE.

The Company targets its credit card products to Internet users. Lenders historically have not solicited this market to the same extent as more traditional market segments. As a result, there is less historical experience with respect to the credit risk and performance of these consumers. The Company may not be able to successfully target and evaluate the creditworthiness of such consumers to manage the expected delinquencies and losses or to appropriately price the Company's products. In addition, the Company may consider using additional internally developed criteria to enhance or replace its existing criteria. The Company has limited experience developing and implementing such credit criteria. As a result, as compared to issuers targeting traditional market segments, the Company could experience any or all of the following:

- a greater number of customer payment defaults or other unfavorable cardholder payment behavior;

- an increase in fraud by the Company's cardholders and third parties; and

- changes in the traditional patterns of cardholder loyalty and usage.

In addition, because the Company is targeting a new customer base, the Company has comparatively little information about the potential size of its target market, its customer usage patterns and other factors that could significantly affect the demand for the Company's products and services. Moreover, general economic factors, such as the rate of inflation, unemployment levels and interest rates may affect the Company's target market customers more severely than other market segments.

FLUCTUATIONS IN THE COMPANY'S QUARTERLY REVENUES AND OPERATING RESULTS MAY AFFECT THE PRICE OF ITS COMMON STOCK.

Quarterly fluctuations in the Company's earnings could adversely affect the market price of the Company's common stock. The Company's revenue consists of the finance charges paid by the Company's customers based on their outstanding balances, the amounts received through the Visa system based upon a percentage of the Company's customers' purchases and the fees paid by the Company's customers. As a result, the Company depends substantially on the level of customer balances, the level of interest rates on the Company's credit card portfolios and the volume of NextCard Visa purchases. Variations of such factors could affect the Company's quarterly revenues. Any shortfall in the Company's revenue would have a direct impact on the Company's operating results for a particular quarter.

The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. These factors include:

- the volume of credit card loans generated from the Company's products and the Company's ability to successfully manage its credit card loan portfolio;

- the announcement or introduction of new websites, services and products by us or the Company's competitors and the level of price competition for the products and services we offer;

- the amount and timing of the Company's operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure;

- technical difficulties, system downtime, Internet service problems and the Company's ability to expand and upgrade the Company's computer systems to handle increased traffic;

- the success of the Company's brand building, advertising and marketing campaigns; and

- general economic conditions, including interest rate volatility, and economic conditions specific to the Internet, online commerce and the credit card industry.

THE COMPANY MAY BE UNABLE TO SATISFACTORILY FUND ITS WORKING CAPITAL
REQUIREMENTS.

If the Company's current funding becomes insufficient to support future operating requirements, the Company will need to obtain additional funding either by increasing the Company's lines of credit or by raising additional debt or equity from the public or private capital markets. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. Failure by the Company to raise additional funding when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the ownership percentage of the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's common stock.

THE COMPANY'S CUSTOMERS MAY BECOME DISSATISFIED BY SYSTEM DISRUPTIONS.

The Company's website has in the past experienced, and may in the future experience, slower than normal response times or other problems, such as system unavailability. Customers may become dissatisfied by any system failure that interrupts or delays the Company's ability to provide the Company's services to them. Any interruption or delay in the Company's operations could materially and adversely affect the Company's business.

If the number of users of the Company's website increases substantially, the Company will need to significantly expand and upgrade the Company's technology, transaction processing systems and network infrastructure. The Company's website must accommodate a high volume of users and deliver frequently updated information. The number of visitors and credit card applicants to the Company's website has increased substantially since it introduced the NextCard Visa, and it anticipates that this traffic will further increase over time. However, it is difficult to predict the future traffic on the Company's website. Marketing efforts and other events, such as publicity resulting from this offering, could cause traffic to strain the Company's site's capacity. The Company does not know whether it will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade the Company's systems and infrastructure to accommodate such increases in a timely manner.

The Company's systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. As the Company currently does not have back-up systems for most aspects of its operations, a failure of a single aspect of the Company's system could cause interruption or delay in the Company's entire operations. It does not carry sufficient business interruption insurance to compensate for losses that could occur.

THE COMPANY MAY BE UNABLE TO SATISFACTORILY FUND ITS LOAN PORTFOLIO.

The Company's primary source of funding is the securitization of its credit card loan portfolio through commercial paper conduit facilities. Securitization transactions involve the sale of beneficial interests in credit card loan balances. Until now, the Company has completed securitization transactions on terms that it believes are favorable. The availability of securitization funding, however, depends on how difficult and expensive such funding is. Securitizations can be affected by many factors, such as whether a third party will be willing to provide credit enhancement and the rates at which accountholders have repaid their balances in the past. In addition, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms. Securitizations may not always offer the Company attractive funding, and the Company may have to seek other more expensive funding sources in the future. In general, the amount, type and cost of the Company's financing affects the Company's financial results. Changes within the Company's organization and changes in the activities of parties the Company has agreements or understandings could make the financings available to the Company more difficult, more expensive or unavailable on any terms.

If the Company successfully creates NextBank, its strategy will be to fund a portion of its loan portfolio through short-term deposits received by NextBank. The Company may not be able to attract or retain sufficient deposits at attractive interest rates to fund its loan portfolio through NextBank. Moreover, if adequate capital is not available, the Company also may be subject to an increased level of regulatory supervision that would have an adverse effect on our operating results and financial condition.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF VENDORS FOR ESSENTIAL SERVICES.

The Company relies on a number of services furnished to itself by either a single vendor or a limited number of vendors. For example, all of the NextCard Visa credit cards generated on the Company's website are issued by Heritage in accordance with an account origination agreement. Under the agreement, Heritage issues credit cards to each applicant who qualifies under specified credit card guidelines. Heritage's obligation to establish new credit card accounts terminates on December 31, 1999. If successfully created, NextBank, a proposed wholly owned subsidiary of the Company, would replace Heritage as the issuer of the NextCard Visa. If the Company is not successful in creating NextBank on a timely basis, the Company's failure to extend the Company's arrangement with Heritage or enter into an alternative arrangement would have a material adverse effect on it.

The Company also depends, directly and indirectly, on other key third party vendors to provide essential services. Any interruption, deterioration or termination in these third-party services could be disruptive to the Company's business. In the event that any of the Company's agreements with any of these third parties is terminated, it may not be able to find an alternative source of support on a timely or commercially reasonable basis, if at all. As a result, any such interruption, deterioration or termination would have a material adverse effect on the Company's results of operations and financial condition.

THE COMPANY MAY BE ADVERSELY AFFECTED IF IT FAILS TO ATTRACT AND RETAIN KEY PERSONNEL.

The Company's success depends largely on the skills, experience and performance of certain key members of the Company's management. If it loses one or more of these key employees, particularly Jeremy Lent, the Company's Chairman of the Board, President and Chief Executive Officer, the Company's business, operating results and financial condition would be materially adversely affected. The Company's success also depends on the Company's continued ability to attract, retain and motivate highly skilled employees. Competition for employees both for Internet-based businesses and for financial services businesses is intense, particularly for personnel with technical training and experience. The Company may be unable to retain its key employees or to attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and it expects to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

THE COMPANY MAY BE UNABLE TO EFFECTIVELY MANAGE THE RAPID GROWTH IN ITS OPERATIONS.

Since the introduction of the Company's NextCard Visa product in December 1997, it has experienced rapid growth in the Company's operations. From December 31, 1997 through June 30, 1999, we grew from approximately 18 to 215 employees, and the Company's loans under management increased from $0 to $163.4 million. The Company is planning for continued rapid growth of its operations. This growth requires the Company to expand its marketing, customer service and support, credit and technology organizations. There can be no assurance that it will be able to attract and retain sufficient numbers of personnel to satisfy the Company's anticipated growth. In particular, as the Company relies heavily on temporary personnel to satisfy its growing personnel demands, the Company may be unable to continue to attract and retain a sufficient number of temporary employees to support its future growth. Rapid growth places a significant strain on the Company's financial reporting, information and management systems and resources. The Company's business, results of operations and financial condition will be materially and adversely affected if it is unable to effectively manage its expanding operations. For example, if the Company is unable to maintain and scale the Company's financial reporting and information systems, it may not have access to adequate, accurate and timely financial information.

THE COMPANY MAY NOT SUCCESSFULLY DEVELOP NEXTCARD AS A BRAND.

The dynamics of a brand name have traditionally worked differently in the credit card market than in many other industries. In the credit card market, consumers have responded more to the brand name of Visa or MasterCard(R) than to the identity of the issuer. The Internet may change the underlying market dynamics for brand recognition as compared to the offline market. Accordingly, the Company is aggressively implementing its marketing plan to establish brand recognition with Internet users to persuade customers to switch to the Company's products and services, particularly because it competes, or expects to compete, with larger financial institutions that have well-established brand names. The Company can provide no assurances that it will successfully develop the Company's brand name. If the brand name of online credit card issuers becomes important, and if other credit card issuers begin to compete with us for online brand name recognition, the Company's business, results of operations and financial condition could be materially adversely affected.

RISKS RELATED TO THE COMPANY'S INDUSTRY

THE COMPANY'S PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET AND INTERNET COMMERCE.

The Company's future success depends heavily on the overall continued growth and acceptance of the Internet, including its use in electronic commerce. If Internet usage or commerce does not continue to grow or grows more slowly than expected, the Company's business, operating results and financial condition will be adversely affected. Consumers and businesses may reject the Internet as a viable medium for a number of reasons. These include potentially inadequate network infrastructure, slow development of enabling technologies and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and procedures required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, procedures or related products, services and facilities are developed, we may incur substantial expenses adapting the Company's solutions to changing or emerging technologies.

THE COMPANY'S PERFORMANCE WILL DEPEND ON THE CONTINUED GROWTH OF THE FINANCIAL SERVICES MARKET.

The Company's business would be adversely affected if the growth in Internet financial products and services does not continue or is slower than expected. Although the Company believes the Internet has the potential to transform the delivery of consumer financial products, consumers' acceptance of recently introduced financial products and services is at an early stage and is subject to a high level of uncertainty. To date, there exist relatively few proven online financial institutions. Although the Company's long-term vision is to redefine the banking experience for the Internet consumer, presently it offers only a single product, the NextCard Visa, and it has no specific plans for additional products. In addition, as the online financial services industry matures, government-imposed regulations could become so stringent that the Company may be economically precluded from offering online financial products and services.

INTENSE AND INCREASING COMPETITION IN FINANCIAL SERVICES COULD HARM ITS
BUSINESS.

The financial services market is rapidly evolving and intensely competitive. The Company operates in this intensely competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Some of the Company's competitors may be able to obtain funding at a more favorable rate than it can obtain. The Company's business model anticipates that it will derive a large majority of the Company's revenue from the interest charged on credit card balances contained in the portfolio of loans it holds. Increased competition could require the Company to reduce the interest rates it charges on the Company's customers' balances. This could have a material adverse effect on the Company's business, results of operations and financial condition.

Other credit card issuers and traditional commercial banks may increasingly compete in the online credit card market. In addition, existing Internet providers and new Internet entrants may launch new websites using commercially available software. While the credit card market traditionally has been very fragmented, the Internet could change traditional market dynamics and enable new competitors to rapidly acquire significant market share.

The Company's competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. They may be able to:

- devote greater resources than the Company can to the development, promotion and sale of their products and services;

- replicate the Company's products and services;

- engage in more extensive research and development;

- undertake farther-reaching marketing campaigns;

- adopt more aggressive pricing policies;

- make more attractive offers to existing and potential employees and strategic partners;

- more quickly develop new products and services or enhance existing products and services;

- bundle consumer products and services in a manner that the Company cannot provide; and

- establish cooperative relationships among themselves or with third parties, including large Internet participants, to increase the ability of their products and services to address the needs of the Company's prospective customers.

The Company cannot assure that it will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company's business, results of operations or financial condition.

OUR OPERATING RESULTS ARE SUBJECT TO INTEREST RATE FLUCTUATIONS.

A majority of the Company's revenues are generated by the interest rates it charges on outstanding receivable balances. At the same time, the Company's borrowings costs under the Company's commercial paper conduit facilities are generally indexed to variable commercial paper rates. Thus, changes in the prevailing interest rates could materially adversely affect the Company's results of operations and financial condition. See "Quantitative and Qualitative Disclosures About Market Risk."

THE COMPANY MAY BE UNABLE TO INTRODUCE NEW SERVICES, FEATURES AND FUNCTIONS.

The Internet and related financial institutions marketplaces are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The Company's future success will depend on the Company's ability to adapt to rapidly changing technologies and to enhance existing products and services, as well as to develop and introduce a variety of new products and services to address the Company's customers' changing demands. The Company may experience difficulties that delay or prevent the successful design, development, introduction or marketing of the Company's products and services. In addition, material delays in introducing new products and services and enhancements may cause customers to forego purchases of the Company's products and services and purchase instead those of the Company's competitors.

SECURITY BREACHES COULD DAMAGE THE COMPANY'S REPUTATION AND BUSINESS.

The secure transmission of confidential information over the Internet is essential to maintain consumer and supplier confidence in the NextCard service. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

A party that is able to circumvent the Company's security systems could steal proprietary information or cause interruptions in the Company's operations. Security breaches could damage the Company's reputation and expose us to a risk of loss or litigation. The Company's insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. The Company cannot guarantee that its security measures will prevent security breaches.

Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. The Company's ability to provide financial services over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online. As a result, the Company's operations and financial condition would be materially adversely affected.

THE COMPANY MAY FACE INCREASED GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

To date, communications and commerce on the Internet have not been highly regulated. However, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating Internet banking that address issues such as user privacy, pricing and the characteristics and quality of products and services. Any restrictions on the collection and use of such consumer information over the Internet could adversely affect the Company's direct marketing efforts. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect the Company's business.

The Company's business is subject to extensive federal and state regulation, including regulation under consumer protection laws. If the Company successfully forms NextBank, it would be subject to regulation under federal and California banking laws as well as regulatory supervision from the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation (the "FDIC"). As an affiliate of NextBank, the Company will also will be subject to oversight by the OCC and FDIC. Existing and future legislation and regulatory supervision could have a material adverse effect on the Company's business, including the Company's credit and authentication policies, pricing and products.

NextBank also will be subject to minimum capital, funding and leverage requirements prescribed by federal statute and OCC regulations or orders. If NextBank fails to meet these regulatory capital requirements, NextBank will be subject to additional restrictions that could have a material adverse effect on the Company's ability to conduct normal operations and possibly result in the seizure of NextBank by government regulators under certain circumstances. The Company's ability to maintain or increase NextBank's capital levels in the future will be subject to, among other things, general economic conditions, the Company's ability to raise new capital and the Company's ability and willingness to make additional capital contributions to NextBank or a related institution.

THE COMPANY MAY FACE DIFFICULTIES PROTECTING AND ENFORCING ITS INTELLECTUAL PROPERTY RIGHTS.

The Company's success and ability to compete are substantially dependent on the Company's proprietary technology and trademarks, which we attempt to protect through a combination of patent, copyright, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps the Company takes to protect the Company's intellectual property may be inadequate, time consuming and expensive. Furthermore, despite the Company's efforts, it may be unable to prevent third parties from infringing upon or misappropriating the Company's intellectual property. Any such infringement or misappropriation could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Any such infringement, or alleged infringement, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has filed three patent applications and applied to register several of the Company's trademarks in the United States. The Company cannot assure that the Company's patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide the Company with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of the Company's intellectual property rights is uncertain. Any litigation surrounding such rights could force the Company to divert important financial and other resources away from the Company's business operations.

The Company collects and utilizes data derived from applications on the NextCard website and through transactions made using the Company's products. Although the Company believes that it has the right to use such data and compile such data in the Company's database, it cannot assure that any intellectual property protection will be available for such information. In addition, third parties may claim rights to such information.

The Company has licensed, and may license in the future, elements of the Company's trademarks, trade dress and similar proprietary rights to third parties. While it attempts to ensure that the quality of the Company's brand is maintained by such business partners, such partners may take actions that could materially and adversely affect the value of the Company's proprietary rights or the Company's reputation. This could, in turn, have a material adverse effect on the Company's business, results of operations and financial condition.

PROTECTION OF THE COMPANY'S DOMAIN NAME IS UNCERTAIN.

The Company currently holds the domain name nextcard.com. The regulations governing the acquisition and maintenance of domain names are subject to change. Governing bodies could, among other things, modify the requirements for holding domain names. Accordingly, the Company may be unable to acquire or maintain the Company's domain name in all jurisdictions in which it would otherwise seek to do so. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of the Company's domain name, trademarks and other proprietary rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's principal market risk is due to changes in interest rates. This affects the Company directly in its lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of the Company's cardholders.

The majority of the Company's revenues are generated by the interest rates it charges on outstanding receivable balances in the form of finance charges. The Company's receivables generally yield either a variable interest rate indexed to the prime rate, or a fixed interest rate, set independently of market interest rates. Accordingly, fluctuations in interest rates will affect the Company's revenues. At the same time, the Company's borrowing costs under the Company's commercial paper conduit facilities are generally indexed to variable commercial paper rates, and may also fluctuate based on general interest rate fluctuations. A rise in the Company's borrowing costs may not be met by a corresponding increase in revenues generated by finance charges. Likewise, a decrease in revenues generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially adversely affect the Company's results of operations and financial condition.

To manage the Company's direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of the Company's balance sheet to minimize the impact changes in interest rates have on the fair value of assets, liabilities, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on the Company primarily by matching assets and liability repricings.

The Company's fixed interest rate credit card receivables have no stated maturity or repricing period. However, the Company generally has the right to increase rates when the customer fails to comply with the terms of the account agreement. In addition, the Company's credit card receivables may be repriced by the Company upon providing the required prior notice to the customer, which is generally no more that 30 days.

The Company may manage its interest rate risk through interest rate hedging techniques. However, the Company currently does not use such techniques and it may not be successful in reducing or eliminating the Company's interest rate risk in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any lawsuit that, taken separately or collectively, if decided adversely would be likely to have a material, adverse effect on its business, financial prospects or results of operations.

ITEM 2. CHANGES IN SECURITIES

On May 19, 1999, the Company completed its IPO in which it sold 6.9 million shares of its common stock, $0.001 par value. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Thomas Weisel Partners LLC and, U.S. Bancorp Piper Jaffray. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-74755) that was declared effective by the SEC on May 14, 1999. The 6.9 million shares of common were sold at a price of $20.00 per share for gross proceeds of $138.0 million. Offering proceeds to the Company, net of approximately $9.7 million in aggregate underwriter discounts and commissions and $1.3 million in other related expenses, were approximately $127.0 million.

The Company intends to use the net proceeds to finance its credit card receivables under its secured borrowing facilities, capitalize NextBank, when, and if, NextBank commences operations, and for marketing. In addition, the Company will use the balance of the net proceeds for working capital, including certain acquisition costs related to originating credit card receivables, interest expense under borrowing facilities and general corporate overhead expense. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning 10% or more of any class of the Company's equity securities, or to any affiliates of the company.

Immediately prior to the closing of the IPO, the Company's stock split 4.5 shares for every one share of common stock then outstanding. Simultaneously with the closing of the IPO, each outstanding share of the Company's preferred stock automatically converted into 4.5 shares of common stock. In addition, the Company reincorporated from California to Delaware.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Immediately prior to its IPO, the Company's shareholders unanimously approved the Company's reincorporation from California to Delaware and in connection therewith, a 4.5-to-1 split of the Company's common stock. The Company's shareholders also adopted an Employee Stock Purchase Plan and approved an expansion of the Company's 1997 Stock Plan.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


        Exhibit
        Number        Description
        ------        -----------
        10.1+         Amended and Restated Pooling and Servicing Agreement,
                      dated as May 21, 1999, among NextCard Funding Corp, as
                      Transferor, NextCard, Inc., as Servicer, and The Bank of
                      New York, as Trustee.

        10.2+         Series 1999-1 Supplement, dated as of May 21, 1999, to the
                      Amended and Restated Pooling and Servicing Agreement, among NextCard Funding Corp, as Transferor, NextCard,
                      Inc., as Servicer, and The Bank of New York, as Trustee.

        10.3+         Series 1999-2 Supplement, dated as of May 21, 1999, to the
                      Amended and Restated Pooling and Servicing Agreement, among NextCard Funding Corp, as Transferor, NextCard,
                      Inc., as Servicer, and The Bank of New York, as Trustee.

        10.4+         Amended and Restated Account Origination Agreement dated
                      May 21, 1999, among NextCard, NextCard Funding Corp. and
                      Heritage Bank of Commerce.

        10.5+         Amendment No.1, dated July 15, 1999, to Amended and
                      Restated Account Origination Agreement, among NextCard,
                      NextCard Funding Corp. and Heritage Bank of Commerce.

        10.6+         Certificate Purchase Agreement, dated May 21, 1999, among
                      NextCard Funding Corp., as Transferor, NextCard, Inc. as
                      Servicer, Sheffield Receivables Corporation, as Purchaser, and Barclays Bank PLC, as Agent.

        Exhibit
        Number        Description
        ------        -----------
        10.7+         Certificate Purchase Agreement, dated June 16, 1999, among
                      NextCard Funding Corp., as Transferor, NextCard, Inc. as
                      Servicer, Holland Limited Securitization, Inc., as
                      Purchaser, and ING Baring (U.S.) Capital Markets LLC, as
                      Agent.

        27.1          Financial Data Schedule

 + Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(b)     Reports on Form 8-K

        Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEXTCARD, INC.
                                --------------
                                 (Registrant)


Date: August 13, 1999               /s/ Jeremy R. Lent
                                    ------------------
                                    Jeremy R. Lent
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date: August 13, 1999               /s/ John V. Hashman
                                    -------------------
                                    John V. Hashman
                                    Chief Financial Officer

                                  EXHIBIT INDEX


        Exhibit
        Number        Description
        ------        -----------
        10.1+         Amended and Restated Pooling and Servicing Agreement,
                      dated as May 21, 1999, among NextCard Funding Corp, as
                      Transferor, NextCard, Inc., as Servicer, and The Bank of
                      New York, as Trustee.

        10.2+         Series 1999-1 Supplement, dated as of May 21, 1999, to the
                      Amended and Restated Pooling and Servicing Agreement, among NextCard Funding Corp, as Transferor, NextCard,
                      Inc., as Servicer, and The Bank of New York, as Trustee.

        10.3+         Series 1999-2 Supplement, dated as of May 21, 1999, to the
                      Amended and Restated Pooling and Servicing Agreement, among NextCard Funding Corp, as Transferor, NextCard,
                      Inc., as Servicer, and The Bank of New York, as Trustee.

        10.4+         Amended and Restated Account Origination Agreement dated
                      May 21, 1999, among NextCard, NextCard Funding Corp. and
                      Heritage Bank of Commerce.

        10.5+         Amendment No.1, dated July 15, 1999, to Amended and
                      Restated Account Origination Agreement, among NextCard,
                      NextCard Funding Corp. and Heritage Bank of Commerce.

        10.6+         Certificate Purchase Agreement, dated May 21, 1999, among
                      NextCard Funding Corp., as Transferor, NextCard, Inc. as
                      Servicer, Sheffield Receivables Corporation, as Purchaser, and Barclays Bank PLC, as Agent.

        10.7+         Certificate Purchase Agreement, dated June 16, 1999, among
                      NextCard Funding Corp., as Transferor, NextCard, Inc. as
                      Servicer, Holland Limited Securitization, Inc., as
                      Purchaser, and ING Baring (U.S.)
                      Capital Markets LLC, as Agent.

        27.1          Financial Data Schedule


 + Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.