Form 10-Q
period 1999-09-30
NEXTCARD INC
filed 1999-11-15
CIK 1081015

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _________.

                                     0-26019
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

Yes [X]  No [ ]

As of October 31, 1999, there were 46,327,458 shares of the registrant's Common Stock, par value $.001 per share, outstanding, of which 3,660,110 were nonvoting.

                          NEXTCARD, INC. AND SUBSIDIARY
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE
         ITEM 1.  Financial Statements (unaudited):

                       Consolidated Balance Sheets .........................        3
                       Consolidated Statements of Operations ...............        4
                       Consolidated Statements of Changes
                         in Stockholders' Equity ...........................        5
                       Consolidated Statements of Cash Flows ...............        6
                       Notes to Condensed Consolidated Financial
                         Statements ........................................        7

         ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................       11

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       34

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .........................................       35

         Item 2. Changes in Securities and Use of Proceeds .................       35

         Item 3. Defaults Upon Senior Securities Holders ...................       35

         Item 4. Submission of Matters to a Vote of Security Holders .......       35

         Item 5. Other Information .........................................       35

         Item 6. Exhibits and Reports on Form 8-K ..........................       35

         Signatures ........................................................       36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1999            1998
                                                         ---------        ---------
ASSETS:

  Cash and cash equivalents                              $  85,541        $  40,134
  Cash and cash equivalents, restricted                     13,993               --
  Credit card loans receivable, less allowance for
    loan losses of $6,178 at September 30, 1999            261,836               --
  Prepaid loan fees                                          5,145            2,100
  Equipment and leasehold improvements, net                  6,939            2,102
  Prepaid and other assets                                  15,452            1,206
                                                         ---------        ---------
    Total assets                                         $ 388,906        $  45,542
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Deposits                                               $   2,541        $      --
  Secured borrowings                                       229,129               --
  Other borrowings                                          11,879              504
  Accounts payable                                           3,914            3,366
  Accrued expenses and other liabilities                    16,821            1,735
                                                         ---------        ---------
    Total liabilities                                      264,284            5,605
                                                         ---------        ---------

Stockholders' equity
  Convertible preferred stock                                   --               33
  Common stock                                                  46                5
  Additional paid-in capital                               209,918           63,875
  Deferred stock compensation                              (14,935)          (6,000)
  Notes receivable from stockholders                           (13)             (26)
  Accumulated deficit                                      (70,394)         (17,950)
                                                         ---------        ---------
    Total stockholders' equity                             124,622           39,937
                                                         ---------        ---------
    Total liabilities and stockholders' equity           $ 388,906        $  45,542
                                                         =========        =========


See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30                     SEPTEMBER 30
                                                    ------------------------        ------------------------
                                                      1999            1998            1999            1998
                                                    --------        --------        --------        --------
Interest income:
  Cash and investments                              $  1,400        $    116        $  2,585        $    228
  Credit card loans                                    5,486              --           7,992              --
                                                    --------        --------        --------        --------
Total interest income                                  6,886             116          10,577             228
Interest expense                                       3,249              47           5,762              48
                                                    --------        --------        --------        --------
Net interest income                                    3,637              69           4,815             180
Provision for loan losses                              3,185              --           5,227              --
                                                    --------        --------        --------        --------
  Net interest income (loss) after
     provision for loan losses                           452              69            (412)            180
                                                    --------        --------        --------        --------
Non-interest income:
  Servicing and profit-and-loss sharing                   --             137             341             301
  Interchange fee                                        717              --           1,130              --
  Credit card fees and other                             416               2             618               5
                                                    --------        --------        --------        --------
Total non-interest income                              1,133             139           2,089             306
                                                    --------        --------        --------        --------
Non-interest expenses:
  Salaries and employee benefits                       6,724           2,124          15,322           4,262
  Marketing and advertising                            8,813           1,056          16,364           2,201
  Credit card activation and servicing costs           3,114             880           7,116           1,322
  Occupancy and equipment                              1,227             326           2,656             602
  Professional fees                                      640              49           1,106             167
  Amortization of deferred stock compensation          2,349             468           7,096             867
  Amortization of loan structuring fee                   655              --           2,967              --
  Other                                                  835             106           1,494             310
                                                    --------        --------        --------        --------
Total non-interest expenses                           24,357           5,009          54,121           9,731
                                                    --------        --------        --------        --------
Loss before income taxes                             (22,772)         (4,801)        (52,444)         (9,245)
Provision for income taxes                                --              --              --              --
                                                    --------        --------        --------        --------
Net loss                                            $(22,772)       $ (4,801)       $(52,444)       $ (9,245)
                                                    ========        ========        ========        ========
Basic and diluted net loss per common share         $  (0.50)       $  (1.44)       $  (2.11)       $  (3.03)
                                                    ========        ========        ========        ========
Weighted average common shares used in
    net loss per common share calculation             45,408           3,328          24,809           3,050
                                                    ========        ========        ========        ========
Pro forma basic and diluted net loss per
  common share                                      $  (0.50)       $  (0.22)       $  (1.28)       $  (0.54)
                                                    ========        ========        ========        ========
Weighted average common shares used in
  computing pro forma basic and diluted
  net loss per common share                           45,408          21,550          41,001          17,213
                                                    ========        ========        ========        ========


See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data) (Unaudited)

                                                         CONVERTIBLE PREFERRED
                                                           STOCK SERIES A-D                    COMMON STOCK             ADDITIONAL
                                                  ------------------------------------  ----------------------------     PAID-IN
                                                        SHARES             AMOUNT          SHARES         AMOUNT         CAPITAL
                                                  -------------------- ---------------  -------------  -------------  ------------
BALANCES AT DECEMBER 31, 1997                               9,110,250              $9      4,894,875             $5        $4,694
Issuance of convertible preferred stock Series C            9,132,660               9                                      11,662
Return of convertible preferred stock Series A
   in settlement of notes receivable                         (21,096)              --                                         (9)
Issuance of common stock upon exercise of
   options                                                                                    26,249             --             1
Deferred stock compensation                                                                                                 6,100
Amortization of deferred stock compensation
Net loss
                                                  -------------------- ---------------  -------------  -------------  ------------
BALANCES AT SEPTEMBER 30, 1998                             18,221,814             $18      4,921,124             $5       $22,448
                                                  ==================== ===============  =============  =============  ============


BALANCES AT DECEMBER 31, 1998                              32,625,734             $33      4,932,374             $5       $63,875
Issuance of common stock upon exercise of
   warrants and options                                                                    1,743,409              1           350
Issuance of common stock from IPO, net of
   expenses                                                                                6,900,000              7       126,969
Issuance of common stock warrants                                                                                           2,693
Conversion of preferred stock to common stock            (32,625,734)            (33)     32,625,734             33
Settlement of notes receivable
Deferred stock compensation                                                                                                16,031
Amortization for deferred stock compensation
Net loss
                                                  ==================== ===============  =============  =============  ============
BALANCES AT SEPTEMBER 30, 1999                                     --             $--     46,201,517            $46      $209,918
                                                  ==================== ===============  =============  =============  ============

                                                        DEFERRED            NOTES                             TOTAL
                                                         STOCK        RECEIVABLE FROM     ACCUMULATED     STOCKHOLDERS'
                                                      COMPENSATION       STOCKHOLDERS        DEFICIT          EQUITY
                                                  ------------------  ------------------- --------------  --------------
BALANCES AT DECEMBER 31, 1997                                   $--                $(35)       $(1,886)          $2,787
Issuance of convertible preferred stock Series C                                                                 11,671
Return of convertible preferred stock Series A
   in settlement of notes receivable                                                   9                             --
Issuance of common stock upon exercise of
   options                                                                                                            1
Deferred stock compensation                                 (6,100)                                                  --
Amortization of deferred stock compensation                     867                                                 867
Net loss                                                                                        (9,245)          (9,245)
                                                  ------------------  ------------------- --------------  --------------
BALANCES AT SEPTEMBER 30, 1998                             $(5,233)                ($26)      $(11,131)          $6,081
                                                  ==================  =================== ==============  ==============


BALANCES AT DECEMBER 31, 1998                              ($6,000)                ($26)      ($17,950)         $39,937
Issuance of common stock upon exercise of
   warrants and options                                                                                             351
Issuance of common stock from IPO, net of
   expenses                                                                                                     126,976
Issuance of common stock warrants                                                                                 2,693
Conversion of preferred stock to common stock                                                                        --
Settlement of notes receivable                                                        13                             13
Deferred stock compensation                                (16,031)                                                  --
Amortization for deferred stock compensation                  7,096                                               7,096
Net loss                                                                                       (52,444)         (52,444)
                                                  ==================  =================== ==============  ==============
BALANCES AT SEPTEMBER 30, 1999                            $(14,935)                $(13)      $(70,394)        $124,622
                                                  ==================  =================== ==============  ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEXTCARD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                      ------------------------------
                                                                         1999              1998
                                                                       ---------        ---------
OPERATING ACTIVITIES:
Net loss                                                               $ (52,444)       $  (9,245)
Adjustments to net loss to arrive at cash used in
  operating activities:
  Provision for loan losses                                                5,227               --
  Deprecation and amortization                                             4,122              139
  Amortization of deferred stock                                           7,096              867
  Change in operating assets and liabilities:
    Increase in accounts payable                                             548            1,330
    Increase in accrued expenses and other liabilities                    15,086              589
    (Increase) decrease in prepaid and other assets                       (9,994)             181
                                                                       ---------        ---------
Net cash used in operating activities                                    (30,359)          (6,139)
                                                                       ---------        ---------
INVESTING ACTIVITIES:
Net loans originated or collected                                       (247,540)              --
Loan portfolio acquisition                                               (22,240)              --
Acquisition of Textron National Bank, net of assumed liabilities          (4,459)              --
Purchase of equipment and leasehold improvements                          (5,846)          (1,037)
                                                                       ---------        ---------
Net cash used in investing activities                                   (280,085)          (1,037)
                                                                       ---------        ---------
FINANCING ACTIVITIES:
Net increase in deposits                                                   2,000               --
Net change in secured borrowings                                         229,129               --
Proceeds from other borrowings                                            11,673              539
Payments made on other borrowings                                           (298)              --
Proceeds from issuance of convertible preferred stock                         --           11,671
Proceeds from issuance of common stock, net                              127,327                1
Proceeds from settlement of notes receivable                                  13               --
                                                                       ---------        ---------
Net cash provided by financing activities                                369,844           12,211
                                                                       ---------        ---------
Net increase in cash and cash equivalents                                 59,400            5,035
Cash and cash equivalents at the beginning of the period                  40,134            2,840
                                                                       ---------        ---------
Cash and cash equivalents at the end of the period                     $  99,534        $   7,875
                                                                       =========        =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest                             $   2,688        $      --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Unearned stock based compensation                                    $  16,030        $   6,100
  Issuance of preferred stock warrants for loan
    structuring/origination fee                                        $   2,693               --
  Return of convertible preferred stock Series A                              --        $       9
  Issuance of convertible preferred stock Series C                            --        $  11,671

NEXTCARD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include NextCard, Inc. and its wholly owned subsidiary, NextBank, N.A. (collectively "the Company"). The Company is an Internet-based provider of consumer credit.

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

2. INITIAL PUBLIC OFFERING

On May 19, 1999, the Company completed its IPO in which it sold 6.9 million shares of its common stock at a price of $20.00 per share, raising $138.0 million in gross proceeds. Offering proceeds to the Company, net of approximately $9.7 million in aggregate underwriters discounts and commissions and $1.3 million in related costs, were approximately $127.0 million. Immediately prior to the closing of the IPO, the Company's stock split 4.5 shares for every one share of common stock then outstanding. Simultaneously with the closing of the IPO, each outstanding share of the Company's preferred stock automatically converted into 4.5 shares of common stock. In addition, the Company reincorporated from California to Delaware. All share and per share data in the accompanying financial statements have been restated to reflect the conversion, the stock split and the reincorporation.

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

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30                     September 30
                                                                         ------------------------        ------------------------
(Dollars in thousands, except per share data)                              1999            1998            1999            1998
                                                                         --------        --------        --------        --------
Net loss available to common stockholders                                $(22,772)       $ (4,801)       $(52,444)       $ (9,245)
                                                                         ========        ========        ========        ========
Basic and diluted:
   Weighted average shares of common stock outstanding                     46,024           4,895          25,703           4,894
    Less: Weighted average shares subject to repurchase                      (616)         (1,567)           (894)         (1,844)
                                                                         --------        --------        --------        --------
   Weighted average shares used in computing basic and diluted net
      loss per common shares                                               45,408           3,328          24,809           3,050
                                                                         ========        ========        ========        ========
Basic and diluted net loss per shares                                    $  (0.50)       $  (1.44)       $  (2.11)       $  (3.03)
                                                                         ========        ========        ========        ========
Pro forma:
   Net loss                                                              $(22,772)       $ (4,801)       $(52,444)       $ (9,245)
                                                                         ========        ========        ========        ========
    Shares used above                                                      45,408           3,328          24,809           3,050
    Pro forma adjustment to reflect weighted effect of assumed
      conversion of convertible preferred stock                                --          18,222          16,192          14,163
                                                                         --------        --------        --------        --------
   Shares used in computing pro forma basic and diluted net loss
      per common share                                                     45,408          21,550          41,001          17,213
                                                                         ========        ========        ========        ========
Pro forma basic and diluted net loss per common share                    $  (0.50)       $  (0.22)       $  (1.28)       $  (0.54)
                                                                         ========        ========        ========        ========

4. ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the nine months ended September 30, 1999 is as follows:

(Dollars in thousands)            1999
                                -------
Balance at January 1            $    --
Provision for loan losses         5,227
Allowance acquired                1,900
Charge-offs                        (949)
                                -------
Balance at September 30         $ 6,178
                                =======


5. CREDIT FACILITIES AND SECURED BORROWINGS

Until January 12, 1999, Heritage Bank of Commerce ("Heritage") funded all of the credit card accounts and loans originated through the Company's website. Beginning January 1999, the Company began purchasing such credit card receivables from Heritage. Until May 21, 1999, the Company utilized a $100.0 million secured borrowing facility extended to NextCard Funding Corp., a wholly owned subsidiary of the Company, by Credit Suisse First Boston ("Credit Suisse") to fund the majority of those receivables. On May 21, 1999, the Company executed a $300.0 million commercial paper conduit facility through Barclays Bank PLC and began utilizing this facility to purchase credit card receivables. Borrowings under the facility are secured by the purchased receivables. The Company also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility. As of September 30, 1999, $229.1 million was outstanding under this facility.

In addition, on June 23, 1999 and November 12, 1999, the Company entered into similar facilities with ING Barings (U.S.) Capital Markets and First Union Securities. These facilities' amounts are $150.0 million and $222.0 million, respectively, and the Company's borrowings are secured by all credit card receivables that may be purchased by using funds from these facilities. As of September 30, 1999, there were no amounts outstanding under the ING Barings or First Union facility.

In February and May 1999, the Company entered into two $5.0 million lines of credit with a finance company. Borrowings under the lines of credit accrue interest at 12.25% per year, are repayable in monthly installments and final payment is due in May 2000 and April 2002, respectively. These lines are secured by a subordinated security interests in all tangible and intangible assets. These lines of credit had an aggregate outstanding balance of $10.0 million at September 30, 1999.

6. PORTFOLIO ACQUISITIONS

On July 15, 1999, the Company exercised its option to purchase all remaining credit card receivables from Heritage. The acquired credit card portfolio had $21.3 million in outstanding balances. The Company financed the acquisition with a combination of proceeds from its secured borrowing facility and operating cash.

7. BUSINESS COMBINATION

On September 16, 1999, the Company acquired all of the outstanding common stock of Textron National Bank ("TNB"), a wholly owned, indirect subsidiary of Textron Corporation, for $7.0 million. TNB had not actively engaged in the banking business for several years, and on the acquisition date held $2.6 million of cash and cash-equivalents and a single deposit liability of approximately $540,000. Immediately prior to the closing of the acquisition, TNB converted into a national bank limited to credit card operations and changed its name to "NextBank, National Association" ("NextBank"). The $5.0 million excess purchase price over the estimated fair value of TNB's net assets represents goodwill and will be amortized on a straight-line basis over 15 years. In September 1999, NextBank became a member of the Visa system and in October 1999 commenced the issuance of NextCard Visa cards.

8. SUBSEQUENT EVENTS

On November 8, 1999, the Company signed a five-year marketing agreement with Amazon.com whereby the Company and Amazon.com will join to deliver co-branded credit card accounts originated on a customized website. The Company will pay to Amazon.com an origination fee for each co-branded credit card account, and will pay certain additional compensation including per account renewal fees on each account's anniversary date. Minimum account origination payments of $85.0 million (subject to performance requirements) will be made by the Company to Amazon.com over the term of the agreement. In addition, based on the number of credit card accounts originated, the Company could pay up to an additional $17.5 million. Separately, the Company received $22.5 million from Amazon.com in exchange for a warrant to acquire up to 4.4 million common shares of the Company. This warrant has an exercise price per share of $39.20, is fully vested and expires on November 8, 2002.

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

EARNINGS SUMMARY

Net loss for the three months ended September 30, 1999, was $22.8 million, or $0.50 per share, up 375% from $4.8 million, or $0.22 per pro forma share, for the third quarter of 1998. The increase in net loss is the result of increases in interest expense, the provision for loan losses and other operating expenses. These increases were partially offset by increases in net interest income and other operating income. These increases are largely attributable to the growth in average managed loans to $212.7 million for the third quarter 1999 from $20.7 million for the third quarter 1998.

Net loss for the nine months ended September 30, 1999, was $52.4 million, or $1.28 per pro forma share, up 470% from $9.2 million, or $0.54 per pro forma share, for the nine months ended September 30, 1998. The increase in net loss is the result of increases in interest expense, the provision for loan losses and other operating expenses. These increases were partially offset by increases in net interest income and other operating income. These increases are largely attributable to the growth in average managed loans to $142.8 million for the nine months ended September 30, 1999, from $9.5 million for the same period in 1998.

MANAGED LOAN PORTFOLIO

Until January 12, 1999, Heritage Bank of Commerce ("Heritage") funded and held all of the credit card accounts and loans originated through the Company's website pursuant to a Consumer Credit Card Program Agreement (the "First Heritage Agreement"). Under that agreement, the Company charged Heritage for origination and servicing of the accounts and shared 50% of the resulting net profits or losses, as defined.

Beginning January 1999, the Company and Heritage terminated the First Heritage Agreement and entered into an Account Origination Agreement (the "Second Heritage Agreement"). Pursuant to the Second Heritage Agreement, the Company began purchasing credit card receivables utilizing secured lending facilities extended to its subsidiary, NextCard Funding Corp. Heritage funded newly originated credit card receivables, which were then purchased on a daily basis by NextCard Funding using borrowings from its secured lending facilities. The purchased receivables are pledged as collateral for the secured lending facilities.

The Company's managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa and outstanding on Heritage's and the Company's balance sheets. On July 15, 1999, the Company exercised its option to purchase all remaining credit card receivables owned by Heritage. The acquired credit card portfolio had $21.3 million in outstanding balances. The Company financed the acquisition with a combination of proceeds from its secured borrowing facility and operating cash. Prior to this purchase, since Heritage had funded and owned a portion of the managed loan portfolio, that portion of the credit card loans were not an asset of the Company, and therefore, were not shown on the Company's consolidated balance sheets. The following table summarizes the Company's managed loan portfolio:

                                                  SEPTEMBER 30
                                             -----------------------
(Dollars in thousands)                         1999           1998
                                             --------       --------
PERIOD-END BALANCES
Credit card loans:
  On-balance sheet                           $268,014       $     --
  Heritage owned                                   --         35,334
                                             ========       ========
Total managed loan portfolio                 $268,014       $ 35,334
                                             ========       ========

AVERAGE BALANCES
Credit card loans:
  On-balance sheet                           $117,060       $     --
  Heritage owned                               25,780          9,492
                                             --------       --------
Total managed loan portfolio                 $142,840       $  9,492
                                             ========       ========


NET INTEREST INCOME

Net interest income consists of interest earned on the Company's credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

Net interest income for the three and nine months ended September 30, 1999, was $3.6 million and $4.8 million, respectively, compared to $69,000 and $180,000 for the same periods in 1998. These increases were primarily due to $203.7 million and $117.1 million increases in on balance sheet average loans over the comparable periods in 1998 and $109.0 million and $70.5 million increases in average cash and investments over the comparable periods in 1998. The annualized net interest margin on average earning assets for the three months ended September 30, 1999 was 4.5% compared with 2.5% for the three months ended June 30, 1999. The third quarter net interest margin was favorably impacted by the introduction of fixed rate credit card products, the repricing of the Company's credit card loan portfolio due to the expiration of the introductory rate periods and a lower cost of funds. The third quarter net interest margin was negatively impacted by $234,000 of loan fee amortization expense related to $2.7 million of warrants paid to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three year period. The annualized net interest spread for the three months ended September 30, 1999 was 1.2% compared with (1.1%) for the three months ended June 30, 1999. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the Company's loan portfolio seasons; however, their can be no assurances that such spread will improve.

The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and nine month periods ended September 30, 1999.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

(Dollars in thousands)

                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1999                           SEPTEMBER 30, 1999
                                     --------------------------------------        --------------------------------------
                                      AVERAGE          INCOME/        YIELD/        AVERAGE          INCOME/       YIELD/
                                      BALANCE          EXPENSE        RATE          BALANCE          EXPENSE       RATE
                                     ---------         ------        ------        ---------         ------        ------
ASSETS:
Interest-Earning assets

   Consumer loans                    $ 203,652         $5,486         10.78%       $ 117,060         $7,992          9.10%
   Interest-earning cash               118,826          1,400          4.71%          76,618          2,585          4.50%
                                     ---------         ------        ------        ---------         ------        ------
Total interest-earning assets          322,478          6,886          8.54%         193,678         10,557          7.28%

Allowance for loan losses               (4,134)                                       (2,154)
Other assets                            19,250                                        12,570
                                     ---------                                     ---------
Total assets                         $ 339,287                                     $ 204,771
                                     =========                                     =========

LIABILITIES AND EQUITY

Interest-bearing liabilities

   Borrowings                        $ 177,754         $3,249          7.31%       $ 100,858         $5,762          7.62%
Other liabilities                       26,236                                        17,504
                                     ---------                                     ---------
Total liabilities                      203,990                                       118,362
Equity                                 135,298                                        86,408
                                     ---------                                     ---------
Total liabilities and equity         $ 339,287                                     $ 204,771
                                     =========                                     =========

NET INTEREST SPREAD                                                    1.23%                                        (0.34%)
                                                                     ======                                        ======
Interest income to average
   interest-earning assets                                             8.54%                                         7.28%
Interest expense to average
   interest-earning assets                                             4.03%                                         3.97%
                                                                     ------                                        ------
NET INTEREST MARGIN                                                    4.51%                                         3.31%
                                                                     ======                                        ======

NON-INTEREST INCOME

Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, overlimit fees and program fees. Such income for the three and nine months ended September 30, 1999, was $1.1 million and $1.7 million, respectively. Interchange and other credit card fees are expected to continue to increase in the future as the credit card portfolio grows.

On July 15, 1999 the Company exercised its option to purchase all remaining credit card receivables from Heritage. As such, servicing and profit-and-loss sharing income, consisting of amounts arising under the First Heritage Agreement, for the three and nine months ended September 30, 1999 was $0 and $341,000 respectively, compared to $137,000 and $301,000 for the same periods in 1998.

NON-INTEREST EXPENSE

Total non-interest expense for the three and nine months ended September 30, 1999, increased $19.3 million and $44.4 million, respectively, over the comparable periods in 1998, primarily due to higher employee compensation, credit card activation and servicing costs and marketing expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. In addition, the amortization of deferred stock compensation, which represents the difference between the exercise price of certain stock options grants and the estimated fair value of the Company's common stock at the time of such grants, for the three and nine months ended September 30, 1999, was $2.3 million and $7.1 million. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business and building an infrastructure to support the growth.

ASSET QUALITY

The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is impacted by the underwriting criteria utilized by the Company to approve customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At September 30, 1999, the majority of the loan portfolio was less than twelve months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

For the quarter ended September 30, 1999, the Company's managed net charge-off ratio was 1.72% compared to 0.29% for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the net charge-off ratio stood at 0.80% compared to 0.14% for the nine months ended September 30, 1998. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year as the portfolio ages and becomes more seasoned.

The Company's primary strategy for managing loan losses is the development of underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers and provide conservative customer credit-line assignments. In addition, the Company monitors credit lines closely, and has built a collections department, as well as using outside parties, to pursue delinquent customers. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

DELINQUENCIES

A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are reversed. Credit card loans are generally charged off when the loan becomes contractually past due 180 days, with the exception of bankrupt accounts, which are charged off no later that the month after formal notification of bankruptcy. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

(Dollars in thousands)          SEPTEMBER 30, 1999             SEPTEMBER 30, 1998
                              ----------------------         ----------------------
                                LOANS        % OF TOTAL       LOANS          % OF TOTAL
                              --------        -------        --------        ------
Managed loan portfolio        $268,014        100.00%        $ 35,334        100.00%
Loans delinquent:
  31 - 60 days                   1,482          0.55%             139          0.39%
  61 - 90 days                     677          0.25%              38          0.11%
  91 or more                       938          0.35%              27          0.08%
                              --------        -------        --------        ------
Total                         $  3,097          1.15%        $    204          0.58%
                              ========        ======         ========        ======

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

The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:


(Dollars in thousands)                                THREE MONTHS ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                                        ---------------------------         ---------------------------
                                                          1999              1998               1999             1998
                                                        --------         ----------         ----------       ----------
ON-BALANCE SHEET:
Average loans outstanding                               $203,652         $       --         $  117,060       $       --
Net charge-offs                                              915                 --                949               --
Net charge-offs as a percentage of average loans
  outstanding                                               1.80%              0.00%              1.08%            0.00%

MANAGED:

Average loans outstanding                               $212,659         $   20,694         $  142,840       $    9,492
Net charge-offs                                              915                 15              1,516               18
Net charge-offs as a percentage of average loans
  outstanding                                               1.72%              0.29%              1.42%            0.25%

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

The provision for loan losses for on-balance sheet loans for the three and nine months ended September 30, 1999, totaled $3.2 million and $5.2 million, respectively. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the change in the Company's allowance for loan losses for the periods presented:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
(Dollars in thousands)                 SEPTEMBER 30, 1999     SEPTEMBER 30, 1999
                                       ------------------     ------------------
Balance at beginning of period               $ 2,008                $    --
Provision for loan losses                      3,185                  5,227
Reserve acquired                               1,900                  1,900
Charge-offs                                     (915)                  (949)
                                             -------                -------
Balance at end of period                     $ 6,178                $ 6,178
                                             =======                =======

LIQUIDITY AND CAPITAL RESOURCES

The Company finances the growth of its credit card loan portfolio primarily through secured bank financings, conduit facilities and equity issuances.

Until January 12, 1999, Heritage funded all of the credit card accounts and loans originated through the Company's website. Beginning January 1999, the Company began purchasing such credit card receivables from Heritage. Until May 21, 1999, the Company utilized a $100.0 million secured borrowing facility extended to NextCard Funding Corp. by Credit Suisse to fund the majority of those receivable purchases. On May 21, 1999, the Company executed a $300.0 million commercial paper conduit facility through Barclays Bank PLC and began utilizing this facility to purchase credit card receivables. Borrowings under this facility are secured by the purchased receivables. The Company also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility. As of September 30, 1999, $229.1 million was outstanding under this Barclay's facility.

In addition, on June 23, 1999, the Company entered into similar facilities with ING Barings (U.S.) Capital Markets LLC and First Union Securities. These facilities' amounts are $150.0 and $220.0 million, respectively, and the Company's borrowings are secured by all credit card receivables that may be purchased by using funds from these facilities. As of September 30, 1999, there were no amounts outstanding under the ING Barings facility or First Union.

The Company has the ability to fund new receivables during the revolving period of these structures. After the revolving period, principal collections generated by the receivables will be used to pay the principal amount owed. The revolving period ends in February 2003 for the First Union facility. June 2001 for the Barclays Capital facility and in January 2002 for the ING Barings facility.

In February and May 1999, the Company entered into two $5.0 million lines of credit with a finance company. Borrowings under the lines of credit accrue interest at 12.25% per year, are repayable in monthly installments and final payment is due in May 2000 and April 2002, respectively. These lines are secured by a subordinated security interests in all tangible and intangible assets. These lines of credit had an aggregate outstanding balance of $10.0 million at September 30, 1999.

On September 16, 1999, the Company acquired all of the outstanding common stock of Textron National Bank ("TNB"), a wholly owned, indirect subsidiary of Textron Corporation, for $7.0 million. TNB had not actively engaged in the banking business for several years, and on the acquisition date held $2.6 million of cash and cash-equivalents and a single deposit liability of approximately $540,000. Immediately prior to the closing of the acquisition, TNB converted into a national bank limited to credit card operations and changed its name to "NextBank, National Association" ("NextBank"). In September 1999, NextBank became a member of the Visa system and in October 1999 commenced the issuance of NextCard Visa cards.

NextBank is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the "OCC"). The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of stockholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized". As of September 30, 1999, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                              ACTUAL             TO BE "WELL
CAPITAL RATIO                 RATIO              CAPITALIZED"
-------------                 -----              ------------
Tier 1 Capital                 23.3%                6.0%
Total Capital                  24.6%               10.0%
Tier 1 Leverage                22.2%                5.0%


In addition to the above capital ratios, the OCC requires that for the first three years of operations, NextBank maintain a ratio of stockholders' equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of September 30, 1999, NextBank was in compliance with this capital requirement.

RECENT DEVELOPMENTS

On November 8, 1999, the Company signed a five-year marketing agreement with Amazon.com whereby the Company and Amazon.com will join to deliver co-branded credit card accounts originated on a customized website. The Company will pay to Amazon.com an origination fee for each co-branded credit card account, and will pay certain additional compensation including per account renewal fees on each account's anniversary date. Minimum account origination payments of $85.0 million (subject to performance requirements) will be made by the Company to Amazon.com over the term of the agreement. In addition, based on the number of credit card accounts originated, the Company could pay up to an additional $17.5 million. Separately, the Company received $22.5 million from Amazon.com in exchange for a warrant to acquire up to 4.4 million common shares of the Company. This warrant has an exercise price per share of $39.20, is fully vested and expires on November 8, 2002.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. The Company uses internally developed software, as well as computer technology and other services provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, the Company is dependent on a service bureau for account processing and other customer functions. The Company is also dependent on telecommunications vendors to maintain its network and a third party that hosts our servers.

As the Company was formed less than four years ago, the Company developed its systems and technology in light of the year 2000 problem, as opposed to many older companies that rely on legacy systems designed before this problem was known. On April 30, 1999, the Company completed its initial review and testing of year 2000 compliance for all of its internally developed software, which include substantially all of the systems for the operation of its website, such as its instant online approval system, customer interaction and transaction systems and our security, monitoring and back-up capabilities. Based on such testing, the Company believes its internally developed software and systems are year 2000 compliant, which means that all date data will process without error, interruption or loss of functionality of any software or system due to the change in century.

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

Based on the results of its testing, the Company believes its worst-case scenario would be the failure of the Internet infrastructure due to a year 2000 problem. The year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, the Company depends on the general availability of the Internet to provide its services. The Company also depends on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for the Company's services and could have a material adverse effect on the Company's growth.

To date, the Company has incurred approximately $400,000 of expense relating to year 2000 analysis, testing and remediation efforts. The Company anticipates that, when all analysis, testing and remediation efforts are complete, it will have incurred approximately $450,000 of expenses, all of which will be recognized in 1999. However such expenses could be significantly higher than anticipated by the Company.

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

THE COMPANY HAS A HISTORY OF LOSSES AND IT ANTICIPATES SIGNIFICANT FUTURE
LOSSES.

The Company incurred net losses of $1.9 million for the period from the Company's inception through December 31, 1997, $16.1 million for the year ended December 31, 1998 and $52.4 million for the nine months ended September 30, 1999. As of September 30, 1999, the Company had an accumulated deficit of $70.4 million. To date, the Company has not achieved profitability and expects to incur significant and increasing net losses for the next three years. The Company intends to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, the Company will need to generate significant revenues to achieve profitability. The Company cannot be certain that it will be able either to maintain the Company's recent revenue growth rates or to generate adequate revenues to achieve profitability. If the Company does achieve profitability, the Company cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future.

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

THE COMPANY'S CREDIT CARD PORTFOLIO MAKES ITS PREDICTION OF DELINQUENCY AND LOSS LEVELS DIFFICULT.

As of September 30, 1999, over 95% of the Company's credit card accounts had been generated in the past eighteen months. As a result, the Company cannot accurately predict the levels of delinquencies and losses that can be expected from its loan portfolio over time. As the Company's portfolio of accounts becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above the Company's expectations could materially and adversely impact the Company's results of operations and financial condition.

THE COMPANY MAY BE UNABLE TO RETAIN CUSTOMERS WHEN IT INCREASES ITS INTRODUCTORY INTEREST RATES.

To attract new customers, the Company has offered and may continue to offer, low introductory interest rates that increase after expiration of the introductory period. Given the Company's limited operating history, it does not know what percentage of its customers will continue to use their NextCard Visa after the end of this period. If fewer customers than it expects continue to use their NextCard Visa after the expiration of an introductory offer, the Company's results of operations would be adversely affected.

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

THE COMPANY MAY BE UNABLE TO SATISFACTORILY FUND ITS LOAN PORTFOLIO.

The Company's primary source of funding is the securitization of its credit card loan portfolio through commercial paper conduit facilities. Securitization transactions involve the sale of beneficial interests in credit card loan balances. Until now, the Company has completed securitization transactions on terms that it believes are favorable. The availability of securitization funding, however, depends on how difficult and expensive such funding is. Securitizations can be affected by many factors, such as whether a third party will be willing to provide credit enhancement and the rates at which accountholders have repaid their balances in the past. In addition, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms. Securitizations may not always offer the Company attractive funding, and the Company may have to seek other more expensive funding sources in the future. In general, the amount, type and cost of the Company's financing affect the Company's financial results. Changes within the Company's organization and changes in the activities of parties the Company has agreements or understandings could all make the financings available to the Company more difficult, more expensive or unavailable on any terms.

Now that the Company has formed NextBank, its strategy will be to fund a portion of its loan portfolio through short-term deposits received by NextBank. NextBank may not be able to attract or retain sufficient deposits at attractive interest rates to fund its loan portfolio. Moreover, if adequate capital is not available, NextBank may be subject to an increased level of regulatory supervision that could have an adverse effect on the Company's operating results and financial condition. See "Management Discussion and Analysis - Liquidity and Capital Resources."

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

If the number of users of the Company's website increases substantially, the Company will need to significantly expand and upgrade the Company's technology, transaction processing systems and network infrastructure. The Company's website must accommodate a high volume of users and deliver frequently updated information. The number of visitors and credit card applicants to the Company's website has increased substantially since it introduced the NextCard Visa, and it anticipates that this traffic will further increase over time. However, it is difficult to predict the future traffic on the Company's website. Marketing efforts and other events could cause traffic to strain the site's capacity. The Company does not know whether it will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade the Company's systems and infrastructure to accommodate such increases in a timely manner.

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

THE COMPANY DEPENDS ON A LIMITED NUMBER OF VENDORS FOR ESSENTIAL SERVICES.

The Company relies on a number of services furnished by either a single vendor or a limited number of vendors.

The Company depends, directly and indirectly, on other key third party vendors to provide essential services. Any interruption, deterioration or termination in these third-party services could be disruptive to the Company's business. In the event that any of the Company's agreements with any of these third parties is terminated, it may not be able to find an alternative source of support on a timely or commercially reasonable basis, if at all. As a result, any such interruption, deterioration or termination would have a material adverse effect on the Company's results of operations and financial condition.

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

THE COMPANY MAY BE UNABLE TO EFFECTIVELY MANAGE THE RAPID GROWTH IN ITS OPERATIONS.

Since the introduction of the Company's NextCard Visa product in December 1997, it has experienced rapid growth in the Company's operations. From December 31, 1997 through September 30, 1999, we grew from approximately 18 to 244 employees, and the Company's loans under management increased from $0 to $268.0 million. The Company is planning for continued rapid growth of its operations. This growth requires the Company to expand its marketing, customer service and support, credit and technology organizations. There can be no assurance that it will be able to attract and retain sufficient numbers of personnel to satisfy the Company's anticipated growth. In particular, as the Company relies heavily on temporary personnel to satisfy its growing personnel demands, the Company may be unable to continue to attract and retain a sufficient number of temporary employees to support its future growth. Rapid growth places a significant strain on the Company's financial reporting, information and management systems and resources. The Company's business, results of operations and financial condition will be materially and adversely affected if it is unable to effectively manage its expanding operations. For example, if the Company is unable to maintain and scale the Company's financial reporting and information systems, it may not have access to adequate, accurate and timely financial information.

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

OUR OPERATING RESULTS ARE SUBJECT TO INTEREST RATE FLUCTUATIONS.

A majority of the Company's revenues are generated by the interest rates its charges on outstanding receivable balances. At the same time, the Company's borrowings costs under the Company's commercial paper conduit facilities are generally indexed to variable commercial paper rates. Thus, changes in the prevailing interest rates could materially adversely affect the Company's results of operations and financial condition. See "Quantitative and Qualitative Disclosures About Market Risk."

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

The Company's business is subject to extensive federal and state regulation, including regulation under consumer protection laws. NextBank is subject to regulation under federal and California banking laws as well as regulatory supervision from the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation (the "FDIC"). As an affiliate of NextBank, the Company will also be subject to oversight by the OCC. Existing and future legislation and regulatory supervision could have a material adverse effect on the Company's business, including the Company's credit and authentication policies, pricing and products.

NextBank also is subject to minimum capital, funding and leverage requirements prescribed by federal statute and OCC regulations or orders. If NextBank fails to meet these regulatory capital requirements, NextBank will be subject to additional restrictions that could have a material adverse effect on the Company's ability to conduct normal operations and possibly result in the seizure of NextBank by government regulators under certain circumstances. The Company's ability to maintain or increase NextBank's capital levels in the future will be subject to, among other things, general economic conditions, the Company's ability to raise new capital and the Company's ability and willingness to make additional capital contributions to NextBank or a related institution.

THE COMPANY MAY FACE DIFFICULTIES PROTECTING AND ENFORCING ITS INTELLECTUAL PROPERTY RIGHTS.

The Company's success and ability to compete are substantially dependent on the Company's proprietary technology and trademarks, which the Company attempts to protect through a combination of patent, copyright, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps the Company takes to protect the Company's intellectual property may be inadequate, time consuming and expensive. Furthermore, despite the Company's efforts, it may be unable to prevent third parties from infringing upon or misappropriating the Company's intellectual property. Any such infringement or misappropriation could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Any such infringement, or alleged infringement, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has filed three patent applications and applied to register several of the Company's trademarks in the United States and abroad. The Company cannot assure that the Company's patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide the Company with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of the Company's intellectual property rights is uncertain. Any litigation surrounding such rights could force the Company to divert important financial and other resources away from the Company's business operations.

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

PROTECTION OF THE COMPANY'S DOMAIN NAME IS UNCERTAIN.

The Company currently holds the domain name "nextcard.com." The regulations governing the acquisition and maintenance of domain names are subject to change. Governing bodies could, among other things, modify the requirements for holding domain names. Accordingly, the Company may be unable to acquire or maintain the Company's domain name in all jurisdictions in which it would otherwise seek to do so. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of the Company's domain name, trademarks and other proprietary rights.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

            Exhibit
            Number            Description
            ------            -----------
            10.1        +     Co-Branded Bankcard Agreement

            10.2              Warrant to Purchase Common Stock

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

                                 NEXTCARD, INC.
                                  (Registrant)

Date: November 15, 1999                     /s/ Jeremy R. Lent
                                            ------------------------------------
                                            Jeremy R. Lent
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date: November 15, 1999                     /s/ John V. Hashman
                                            ------------------------------------
                                            John V. Hashman
                                            Chief Financial Officer

                                 EXHIBIT INDEX

            Exhibit
            Number            Description
            ------            -----------
            10.1        +     Co-Branded Bankcard Agreement

            10.2              Warrant to Purchase Common Stock

            27.1              Financial Data Schedule

            +   Portions redacted pursuant to a request for confidential
            treatment filed with the Securities and Exchange Commission.