Form 10-K
period 1999-12-31
NEXTCARD INC
filed 2000-03-30
CIK 1081015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-26019

                                 NEXTCARD, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     68-0384-606
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

         595 MARKET STREET, SUITE 1800, SAN FRANCISCO, CALIFORNIA 94105
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (415) 836-9700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, there were 51,538,983 shares of the registrant's common stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting. At that date, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $730,406,223, based upon the closing price on The Nasdaq Stock Market on February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   21
Item 3.    Legal Proceedings...........................................   22
Item 4.    Submission of Matters to a Vote of Security Holders.........   22

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   22
Item 6.    Selected Financial Data.....................................   23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   24
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   32
Item 8.    Financial Statements and Supplementary Data.................   34
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   58

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   58
Item 11.   Executive Compensation......................................   58
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   58
Item 13.   Certain Relationships and Related Transactions..............   58

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   58
Signatures.............................................................   59

                            ------------------------

     NextCard is our registered trademark. This Annual Report on Form 10-K also contains trademarks of other companies.

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Results." These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

OVERVIEW

     We were incorporated in the State of California in June 1996 under the name Internet Access Financial Corporation and reincorporated in Delaware in May 1999 in connection with our initial public offering. We changed our name to NextCard, Inc. in October 1998. Our only significant subsidiary at December 31, 1999 was NextBank, National Association, which, prior to our purchase of all its outstanding common stock on September 16, 1999 from its former parent, was called Textron National Bank. In connection with the purchase of Textron National Bank, all of the issued and outstanding stock of NextCard Funding Corp. ("NCFC"), our wholly owned subsidiary, was contributed to NextBank. Accordingly, NCFC became a wholly owned subsidiary of NextBank.

PRODUCTS AND SERVICES

     We are an Internet-based provider of consumer credit. We offer an online credit approval system for a Visa card and provide interactive, customized offers for credit card applicants. We combine expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. Our product, the NextCard Visa, which we call the First True Internet Visa, is marketed to consumers through our website, www.nextcard.com. We have entered into marketing agreements with leading websites on the Internet. We also have marketing relationships with Internet-based affiliates, co-branded partners and affinity groups. For example, in November 1999, we entered into a five year exclusive credit card marketing agreement with Amazon.com L.L.C. We offer our credit card customers a unique combination of convenience, customization, shopping enhancements and online customer service. The NextCard Visa, which can be used for both online and offline purchases, offers the following features:

  Customized Application Process and Product Offerings

     - At our website, customers can apply easily and quickly for the NextCard Visa, receive credit approval within seconds, choose customized upgrades, automatically transfer balances from other credit cards and personalize their NextCard Visa. Qualifying customers can also receive an active account number at the time they complete the new account application process, allowing for instant purchasing. Through the application process, we are able to gather information we utilize to refine our direct marketing efforts, thereby increasing the effectiveness of our future targeted marketing programs and lowering customer acquisition costs. The automated balance transfer feature enables us to quickly build our loan portfolio.

     - By acquiring demographic and credit data about an individual consumer, we can customize our product offerings for that consumer at the time of the initial offer. This helps us target offers that we believe are attractive to the customer.

     - Our My Visa PictureCard product enables cardholders to personalize the look of their NextCard Visa by sending us via the Internet their own picture or selecting from an online library of artwork. We believe that personalization increases customer loyalty and card usage.

  Online Shopping Enhancements

     - Our Internet-based shopping services, our pledge of 100% protection against credit card fraud and our NextCard Rewards program may enhance our customers' tendency to purchase goods and services, especially over the Internet. Additionally, we offer the NextCard Concierge, electronic wallet software that fills in purchase forms on websites and remembers passwords, creating a more streamlined online shopping experience. By providing these value-added services, we expect to broaden our relationship with our customers and help build our brand. Further, by tracking our customers' ongoing purchases, we intend to target future offers to particular customers that may be attractive to them and profitable for us.

  Online Customer Service

     - At our website, customers can access statements, check recent account activity, pay their NextCard bills, download information to many personal financial management software programs and communicate with us by e-mail. These customer support features are available 24 hours a day, seven days a week and should assist us in building customer relationships and improving customer loyalty. Customers can also interact online, or "chat," with a customer service representative during business hours to ask questions about their NextCard accounts.

BUSINESS STRATEGY

     Our objective is to enhance our position as a leading Internet-based provider of customized consumer credit products and services. The key elements of our strategy are:

     Direct Marketing Strategy. We will enhance our data analysis techniques to expand our expertise in Internet direct marketing in order to find and attract our target customers. Our exclusive focus on the Internet consumer allows us to apply the power of Internet direct marketing to a significant and growing market. We plan to continue to develop and use our database and data analysis capabilities as a competitive advantage to refine our marketing programs, lower customer acquisition costs and increase potential customer profitability.

     Product Strategy. We will continue to offer customized product choices to our customers, allowing them to design their own products interactively. The Internet allows us to review an applicant's credit and existing credit card usage in real time. As a result, we can provide online offers that are customized to meet the specific needs of particular applicants. For example, our profile-based pricing capability allows us to use customer information to offer specific interest rate, credit limit and NextCard Rewards combinations. Such profile-based pricing improves our ability to match our products to the credit risk/reward profile of our applicants. We intend to broaden our online banking products and services, including online checking accounts, retail certificates of deposit and money market accounts. We also plan to enter at least one international market in the year 2000 and, in October 1999, we formed NextCard Limited in the United Kingdom.

     Technology Strategy. We seek to apply Internet technology innovations to provide enhanced customer functionality more rapidly than our competitors. We believe our technology represents one of the most advanced online application, credit review, approval and product offering systems available. We believe technological innovations will continue to transform the Internet and that we must maintain technological superiority in the delivery of our products and services. Therefore, we plan to lead in the application of new Internet technologies to offer enhanced product and services and thereby differentiate ourselves from our competitors.

     Branding Strategy. We plan to leverage our leadership in Internet consumer financial services to continue to build brand recognition. Branding on the Internet is becoming an increasingly important differentiating factor for consumers. We believe our exclusive focus on the Internet has enabled us to begin to establish name recognition among online consumers of financial products and services. We intend to continue to expand our marketing activities to enhance our brand awareness. As competition increases for online financial products and services, we believe our brand name will provide us with a competitive advantage.

     Ultimately, our long-term vision is to define and enable the Internet consumer transaction experience. We are focusing on consumer credit cards because the credit card business is a proven direct marketing business, there is significant consumer demand for applying for credit online and we believe the credit card business is one of the most profitable businesses in consumer financial services.

UNDERWRITING AND CREDIT MANAGEMENT

     We have developed a set of underwriting criteria based on risk models utilizing industry data as well as our own internally developed decision rules and analytic techniques. In addition, we consider the potential profitability of a particular customer prior to making customized offers. Our policies are designed to balance credit risk and potential profitability by adjusting the interest rate, credit limit and required minimum balance transfers offered to a particular customer.

     Our credit policies have been written, and are administered, by our credit committee, comprised of members of our senior management. The credit committee meets regularly to review actual credit performance as compared to plan assumptions. The committee reviews proposed changes to credit policies and risk management procedures with a focus on portfolio profitability. Because we have an unseasoned credit card portfolio, we may be unable to predict accurately the level of future credit losses.

     Our credit approval process is performed on a fully automated basis. Although a NextCard Visa applicant receives a credit approval decision within seconds of applying, during that interval we conduct an automated credit analysis. We access up to three credit bureau reports on each applicant, and capture the credit score developed by Fair, Isaac & Company, Inc., a nationally recognized provider of credit bureau scoring information on each of the credit reports. The credit score is commonly referred to as a FICO score. We also apply internally developed credit scores to augment the FICO score. If the applicant meets minimum FICO score criteria and our internally developed criteria, the applicant is approved for a NextCard Visa. Certain customers may require further authentication of information before being issued a NextCard Visa. In instances where an applicant does not have a FICO score, we will approve the applicant based on minimum scores from our internally developed criteria. Further, to prevent customers from obtaining additional accounts and thereby increasing our credit exposure to them, we automatically verify that the applicant is not already a NextCard Visa holder and has not submitted a duplicate application.

     On a periodic basis, we monitor the effectiveness of our credit algorithm and credit review process and adjust our procedures as necessary. As we further refine our credit algorithm and credit process, we may consider using additional internally developed criteria or scoring algorithms, including a lower minimum FICO score, to enhance or replace our existing credit approval criteria.

     Several objectives are considered in credit line management, including increasing potential revenue per customer, reducing potential losses and reducing contingent liabilities. Using credit bureau information, we review the balances on other credit cards maintained by the applicant. The credit line made available to the applicant is a function of the customer's risk profile, income and balances maintained on other cards. Our decisions are based on the probability of future credit loss projected based on the FICO score, application of our own criteria and the applicant's income level. In addition, we periodically monitor our customer accounts and in the future we may adjust credit lines accordingly.

OPERATIONS

     Our operations function is organized and designed to support rapid product introduction and customer growth. We use internal and external resources for different functions. For outsourced functions, our operations management team provides procedural and management oversight. We will continue to move certain functions in-house as volumes increase and economies of scale are achieved. The key functional components of our operations function are as follows:

  Account Origination Support

     We have developed an innovative application processing approach, leveraging an automated credit decision process with a multi-step customer authentication routine. The authentication and new account risk management process is a central function for the operations group.

     Applicants that have been approved through our credit review process are assigned a proprietary fraud score. This fraud score consists of a series of internally-developed algorithms using credit bureau information to determine the probability that an application may involve fraud. Customers that pass the proprietary algorithms receive an active account number and line of credit at the conclusion of the online application process.

     Customers that do not pass the automated fraud scoring process are processed through several customer authentication tests. Each of these potential customers is processed through a series of third party fraud databases. We also have developed an internal database of fraud addresses. Based upon the presence of certain indicators, the customer will either be approved for the card, declined for the card, sent correspondence requesting additional information or routed to an operations specialist who has been trained to look for occurrences of Internet application fraud. After reviewing the account, either the information will be validated by a third party or we will initiate telephone contact to attempt to verify the identity of the applicant. We plan to automate further our authentication process during the next several quarters.

     At the conclusion of this authentication process, which typically takes one to three weeks, the customer is sent their NextCard Visa.

  Customer Service and Support

     Customer service and support functions are performed by our operations staff, as well as through an arrangement with First Data Resources ("First Data"), which provides essential fulfillment and customer service functions, and host online customer service capabilities. We maintain internal customer service coverage during the hours of 6:00 a.m. to 11:00 p.m., Pacific time, Monday through Friday, and 8:00 a.m. to 6:00 p.m. on Saturday and Sunday. After-hours and weekend hours support is provided through an arrangement with First Data. We expect to continue the process of moving most customer service and support activities to our San Ramon and Phoenix operations facility.

     Customers can access account information on our website or call a customer service representative 24 hours a day, seven days a week. Customers may also interact online with a customer service representative over the Internet in order to ask questions, verify information or review the activity on their NextCard Visa. Online chat capabilities are currently available from 8:00 a.m. to 5:00 p.m., Pacific time, Monday through Friday. The technology that enables online chat capabilities is provided through an agreement with a third party vendor. We monitor customer communications to ensure the quality of our customer service. In addition, we use call management software to monitor call abandonment, call length and other call center productivity measurements. We plan to increase the hours of online chat support during the next several quarters.

  Collections

     Collections activities are performed at our San Ramon operations facility. Collection activity involves contacting the customer and taking other appropriate actions to secure payment if no payment has been received beginning 10-15 days after the payment due date. Accounts are recorded as delinquent one day after a monthly cycle in which no payment is received for an account that had a balance in the prior billing cycle.

  Processing

     First Data performs certain core processing services for us. These services include authorizing customer transactions through the Visa system (including monitoring for purchase-related fraud), performing billing and settlement processes, generating and monitoring monthly billing statements, and issuing credit card plastics and new account agreements.

TECHNOLOGY AND SECURITY

     Our business model is based on consumer access to the NextCard website both to acquire new customers as well as to service existing relationships. As a result, our development efforts are focused on creating and enhancing specialized software that enhances our Internet-based customer functionality. In addition, because we offer a financial product, we seek to offer high levels of data security and integrity to build customer confidence.

     Our security infrastructure is designed to protect data from unauthorized access, both physically and over the Internet. The major components of our network are located in San Francisco, California, at our corporate headquarters; San Ramon, California, in our operations center; and Santa Clara, California, in the Exodus Communications Data Center. Additionally, we rely upon the security infrastructure of First Data and Response Data Corporation. Each of these key business locations is connected through privately leased lines. In all locations, access to the network servers is tightly restricted. Internet security is addressed with leading technologies, vendors and design approaches.

     Our most sensitive data and hardware reside at the Exodus Communications Data Center located in Santa Clara, California. Exodus Communications provides Internet co-location services for hundreds of Internet businesses in seven locations nationwide. With redundant connections to the Internet, as well as fault tolerant power and waterless fire suppression, Exodus Communications provides us with the benefits of a high-end data center without the excessive cost of building and maintaining our own data center. Because of our special security needs, our equipment is located in an Exodus Communications vault.

     Our customer service website was designed and developed in conjunction with First Data. The site resides on a web server located in their main data center in Omaha, Nebraska. Security for the system is provided through a multi-tiered security design, which includes physical and logical components.

COMPETITION

     The market for consumer credit card products in the United States is highly competitive. This competition primarily has been focused in the offline areas of direct mail, telemarketing and traditional bricks-and-mortar branch banking. In contrast, our strategy focuses on the Internet channel, a rapidly evolving and intensely competitive arena. Our ability to compete effectively depends on many factors, both within and beyond our control.

     We believe that the principal factors upon which we will compete for customers include the pricing of our products and services, reliability and customer support, the features of our products and services and brand recognition. In turn, our ability to be an effective competitor against established and new entrants into the industry will depend on a number of factors, including our ability to identify and retain attractive customers, the quality of our credit decisions, the cost of acquiring customers, our ability to gain technological expertise, the cost of funding our loan portfolio, our ability to create strategic partnerships with third parties and our ability to control fraud and delinquencies.

     We expect significant additional competition in the future as the Internet channel grows and many financial institutions become increasingly aware of the market opportunities available. Many of our current and potential competitors have greater financial resources and greater name recognition than we have with the public. We currently compete, or anticipate competing, for online consumers, directly and indirectly, with the following categories of companies:

     Traditional Credit Card Companies. Established credit card companies such as Bank One Corporation, Citibank, N.A., Providian Financial Corp. and American Express Company, have historically generated accounts through direct mail and telemarketing. Our products and services compete with the offline offerings of these companies, as well as the online offerings that certain of these companies have begun to make available. In particular, certain of these companies are entering into Internet related branding arrangements, as well as significant arrangements, including exclusive arrangements, with Internet portals to market their products.

     Traditional Banks. Banks, such as Wells Fargo Bank & Co. and Chase Manhattan Bank, N.A., have historically issued credit cards to consumers through traditional channels and have begun to provide online credit card services. As the Internet channel grows, we expect banks to offer more credit card products and services over the Internet.

     Internet-Focused Entrants. We anticipate the addition of new forms of financial institutions to compete in the online consumer financial services industry. Several companies, such as WingspanBank.com, E*Trade Group, Inc. and Net.B@nk, Inc., are establishing themselves as Internet-based providers of consumer financial products and services. We also anticipate that established Internet participants will be attracted into the marketplace, through partnering or co-branding arrangements with existing financial institutions. For example, Bank One, in partnership with Yahoo!, has introduced a Yahoo! branded credit card and promoted that credit card on the Internet. In addition, alternative forms of payment are emerging online, such as debit cards and micropayment offerings, which may affect the use of credit cards for online purchases.

GOVERNMENT REGULATION

  General

     NextBank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC") and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"), its primary regulator. It is also subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the FDIC, as back-up regulators. NextBank is not a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. As a result, we are not a bank holding company under the BHCA.

     If NextBank decided to expand its activities beyond those permissible for a limited purpose national credit card bank, we would be required to file an application with, and receive the prior approval of, the OCC to amend NextBank's charter. Moreover, we would be required to file an application with, and receive the prior approval of, the Federal Reserve Board to become a bank holding company. If these applications were approved, NextBank could engage in the full range of permissible banking activities and we would then become a bank holding company under the BHCA, subject to the regulation (including minimum capital requirements) of, and supervision by, the Federal Reserve Board. The activities of bank holding companies are subject to statutory and regulatory limitations. While we cannot predict, with certainty, the activities that we may in the future engage in, we do not believe that bank holding company status would impact materially our business, as currently conducted.

  Dividends and Transfers of Funds

     There are various federal law limitations on the extent to which NextBank can finance or otherwise supply funds to NextCard and its affiliates through dividends, loans or otherwise. These limitations include: minimum regulatory capital requirements (discussed below); restrictions concerning the payment of dividends; and Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates.

     In general, Federal law prohibits a national bank, such as NextBank, from making dividend distributions on common stock if the dividend would exceed currently available undivided profits. In addition, NextBank must get OCC prior approval for a dividend, if the total amount of all dividends (common and preferred) would exceed current year retained net income to date combined with retained net income from the prior two years. Also, NextBank may not make a dividend if the distribution would cause the bank to be "undercapitalized" as that term is defined in the OCC's capital adequacy regulations.

     Section 23A of the Federal Reserve Act imposes various legal restrictions on the extent to which NextCard may borrow or otherwise obtain credit from, or engage in certain other transactions with, NextBank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and must be limited, as to any one of NextCard or its non-bank subsidiaries, to 10 percent of NextBank's capital stock and surplus, and as to us and all such non-bank subsidiaries in the aggregate, to 20 percent of NextBank's capital stock and surplus. Extensions of credit and other transactions between NextBank and us must be on terms and under conditions, including credit standards, that are substantially the same or at least as favorable to NextBank as those prevailing at the time for comparable transactions with non-affiliated companies.

  Comptroller of the Currency

     Capital Requirements. NextBank is subject to risk-based capital guidelines adopted by the OCC. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to several weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     Under current guidelines, institutions are required to maintain a minimum total risk-based capital ratio (total Tier 1 and Tier 2 capital to risk-weighted assets) of 8%, and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%. The OCC may, however, set higher capital requirements when an institution's particular circumstances warrant. The OCC has established guidelines prescribing a minimum "leverage ratio" (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for institutions that meet certain criteria, including the requirement that they have the highest regulatory rating, and a minimum of 4% for institutions that do not meet the criteria. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios well above the minimum.

     In 1995, the OCC amended the risk-based capital standards pertaining to asset transfers in which an institution retains recourse risk but contractually limits its exposure. Under the "low level recourse" regulation that was adopted, the amount of risk-based capital required in connection with such asset transfers will not exceed the institution's maximum contractual liability. In addition, in February 2000, the federal banking regulators proposed for comment regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. If adopted, these regulations may increase the capital requirement for credit enhancements provided by banks in connection with the securitization of consumer loan receivables while possibly reducing the capital requirement of senior securities issued in such transactions. NextCard is unable at this time to assess the impact this proposal would have on its business.

     Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations adopted by the OCC, an institution is generally considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and, generally, a leverage ratio of 4% or greater; and "undercapitalized" if it does not meet any of the "adequately capitalized" tests. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio under 3% and "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%."

     An "adequately capitalized" institution is permitted to accept brokered deposits only if it receives a waiver from the FDIC and pays interest on deposits at a rate that is not more than 75 basis points higher than the prevailing rate in its market. Undercapitalized institutions cannot accept brokered deposits, are subject to growth limitations and must submit a capital restoration plan. "Significantly undercapitalized" institutions may be subject to a number of additional requirements and restrictions. "Critically undercapitalized" institutions are subject to appointment of a receiver or conservator and, beginning 60 days after becoming "critically undercapitalized," may not make any payment of principal or interest on their subordinated debt (subject to certain exceptions).

     As of December 31, 1999, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below.

                                   TOTAL RISK-BASED      TIER 1 RISK-BASED       TIER 1 LEVERAGE
                                       CAPITAL                CAPITAL                 RATIO
                                   ----------------      ------------------      ----------------
                                   AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT     RATIO
                                   -------    -----      --------    ------      -------    -----
Actual...........................  $62,081    13.53%     $56,275     12.27%      $56,275    14.93%
Minimum capital adequacy.........  $36,706     8.00%     $18,353      4.00%      $15,077     4.00%
Minimum well-capitalized.........  $45,882    10.00%     $27,529      6.00%      $18,846     5.00%

     In addition to the above capital ratios, the Office of the Comptroller of the Currency requires that for the first three years of operation, NextBank maintains a ratio of shareholders' equity plus the allowance for loan losses to total managed assets at no less than 6.5%. As of December 31, 1999, NextBank was in compliance with this capital requirement. NextBank is limited in its ability to declare dividends to us in accordance with the national bank dividend provisions.

     FDICIA also required federal banking agencies to revise their risk-based capital standards to adequately address concentration of credit risk, interest rate risk and risk arising from non-traditional activities. The OCC has identified these risks and an institution's ability to manage them as important factors in assessing overall capital adequacy, but has not quantified them for use in formula-based capital calculations. The OCC has further revised its risk-based capital rules to address market risk. Financial institutions with 10% of total assets in trading activity, or $1 billion in trading, are required to use internal risk measurement models to calculate their capital exposure and to hold capital in support of that exposure. NextBank's current activities do not subject it to the requirement of establishing internal risk measure models.

     Deposit Insurance Assessments. Under the FDIC's risk-based insurance assessment system, each insured institution is placed in one of nine risk categories, based on its level of capital, supervisory evaluations, and other relevant information. The assessment rate applicable to NextBank depends in part on the risk assessment classification assigned to it by the OCC and in part on the BIF assessment schedule adopted by the FDIC. BIF-insured institutions are currently assessed premiums at an annual rate between 0% to 0.27% of eligible deposits. NextBank is currently assessed at the 0% rate. NextBank is also subject to assessment for payment of Financing Corporation ("FICO") bonds issued in the 1980s as part of the resolution of the problems of the savings and loan industry. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. As of January 1, 1999, the FICO rate on BIF-assessable deposits was one-fifth the rate on SAIF-assessable deposits.

  Consumer Protection Laws; Exportation of Interest Charges.

     The relationship between an issuer of credit cards and its applicants and customers is extensively regulated by federal and state consumer protection laws, most particularly the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Electronic Funds Transfer Act and the Fair Debt Collection Practices Act. These statutes, as well as their enabling regulations, among other things, impose disclosure requirements when a consumer loan is advertised, when an application is presented, when an application is processed, when a billing statement is prepared and when a delinquent account is presented for collection. In addition, various statutes limit the liability of a credit card holder for unauthorized use, prohibit discriminatory practices when extending credit, impose limits on the types and amounts of fees and charges that may be imposed and restrict the use of consumer credit reports and other account-related information.

     Changes in any of these laws or regulations, or in their interpretation or application, could harm our business. Various proposals which could affect our business have been introduced in Congress and in the various state legislatures in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, limiting the use of social security numbers, restricting telemarketing activities, expanding consumer protection laws and other regulatory restructuring proposals. It is difficult to determine whether any of these proposals will become law and, if so, what impact they will have on us.

     The National Bank Act authorizes national banks, such as NextBank, to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of any inconsistent law of the state in which the bank's customers are located. NextBank relies on this ability to "export" rates to facilitate its nationwide credit card and consumer lending businesses. In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the OCC's interpretation that interest includes late payment fees, insufficient funds fees, overlimit fees and certain other fees and charges associated with credit card accounts.

  Legislation

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLBA") became law. The GLBA repeals certain provisions of the Glass-Steagall Act of 1933, which separated commercial and investment banking, and eliminates the BHCA's prohibition on insurance underwriting activities by bank holding companies. As a result, the GLBA permits the affiliation of commercial banks, insurance companies and securities firms. This change may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks and likely will increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards.

     The GLBA creates a new type of bank holding company, a "financial holding company," that may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking and real estate development and investment. The GLBA also establishes new privacy requirements applicable to all financial institutions. Financial institutions are required to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, financial institutions must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in certain limited circumstances. Further, financial institutions are barred from sharing credit card numbers, account numbers or access numbers of customers with third-party marketers. State laws that provide a greater degree of privacy protection are not preempted by federal law.

     The GLBA also specifically authorizes a limited purpose credit card bank, such as NextBank, to control a foreign bank, subject to certain conditions.

     We do not anticipate that the applicable provisions of the GLBA will have a material effect on our business or practices. Of course, to the extent that the GLBA promotes competition or consolidation among financial service providers active in the provision of products and services by means of the Internet, we could experience increased competition for customers, employees and funding. Further, to the extent that the new privacy requirements impact our ability to market the products and services of third parties to our customers, our revenue could be affected. We are, however, unable to predict at this time the scope or extent of any such impact.

  Investment in NextCard and NextBank

     Certain direct or indirect acquisitions of our, or NextBank's, capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of our capital stock or NextBank in excess of the amount which can be acquired without regulatory approval.

  Interstate Taxation

     Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. We believe that this legislation will not materially affect us. Our belief is based upon the following: current interpretations of the enforceability of legislation; prior court decisions; and the volume of business in states that have passed legislation.

INTELLECTUAL PROPERTY

     We rely primarily on a combination of copyrights, trademarks and trade secrets, as well as certain restrictions on disclosure, to protect our intellectual property. We have filed several patent applications that are now pending in the United States to protect certain proprietary systems and applications covering the method and apparatus for credit analysis, application approval or rejection and the presentation of multiple credit card offers. We have received a Notice of Allowance from the U.S. Patent & Trademark Office for one of our patent applications. In addition, we have applied to register our trade and service marks in the United States and our United States service mark for "NextCard" has been issued. We cannot assure you that our patent applications or other trade or service mark registrations will be approved or that they will provide us with any competitive advantages. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information.

     Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property without authorization. These precautions may not prevent misappropriation or infringement of our intellectual property. In addition, we can not assure you that we will not infringe upon the intellectual property rights of third parties. The costs of defending our proprietary rights or claims that we infringe third-party proprietary rights may be high.

EMPLOYEES

     As of December 31, 1999, we employed 287 people, of which 32 were in marketing, 67 were in technology, 133 were in operations, 38 were in finance and administration and 17 were in decision analytics. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Jeremy R. Lent.......................  39    Chairman of the Board, Chief Executive Officer and
                                             President
Yinzi Cai............................  32    Senior Vice President, Decision Analytics
Timothy J. Coltrell..................  39    Chief Operating Officer
Shaun C. Deane.......................  46    Vice President, Project Integration and Planning
John V. Hashman......................  40    Chief Financial Officer
Molly Lent...........................  54    Chief Corporate Development Officer
Robert Linderman.....................  47    General Counsel and Secretary
Bruce Rigione........................  41    Senior Vice President, Business Development and Director
Daniel D. Springer...................  36    Chief Marketing Officer

     Jeremy R. Lent co-founded NextCard with his wife, Molly Lent, in June 1996 and has been Chairman of the Board, Chief Executive Officer and President since our inception. From May 1991 to January 1995, Mr. Lent served as Chief Financial Officer of Providian Bancorp, a direct marketing credit card issuer. From 1994 to January 1995, Mr. Lent also served as a Senior Vice President of Providian. While at Providian, Mr. Lent was responsible for the company's planning, treasury, securitization, corporate development and accounting functions. Mr. Lent received a B.A. and an M.A. from Cambridge University and an M.B.A. from the University of Chicago. In October 1999, Mr. Lent was awarded the Albert Einstein Technology Medal for innovation in technology.

     Yinzi Cai has served as our Senior Vice President, Decision Analytics since February 1999. From July 1997 to January 1999, she served as our Vice President, Decision Analytics. From July 1994 to June 1997, Ms. Cai was a Principal in the Finance Industry Group of American Management Systems, focusing on risk management and direct marketing strategies for financial institutions. Ms. Cai served as a Risk Manager for GE Capital from June 1993 to June 1994. Ms. Cai holds a B.S. from Fudan University and an M.S. from Case Western Reserve University.

     Timothy J. Coltrell has served as our Chief Operating Officer since June 1997. From August 1996 to June 1997, he served as our Senior Vice President of Operations. From November 1994 to June 1996, he was the Operations Center Manager, President and Chief Executive Officer of GE Capital Consumer Credit Card Company. From April 1987 to November 1994, he held a variety of positions at Providian Bancorp including Assistant Vice President of Collections, Vice President of Acquisitions, Vice President of Risk Control and Vice President of Joint Ventures. Most recently, from August 1994 to November 1994, he held the position of Vice President of Telemarketing at Worldwide Insurance, a subsidiaries of Providian Corporation. Mr. Coltrell received a B.A. and an M.B.A. from the University of California at Irvine.

     Shaun C. Deane has served as our Vice President, Project Integration and Planning, since February 1997. From December 1994 to February 1997, Mr. Deane was the Vice President and founder of the New Media Products Group at Addison-Wesley Longman, a leading educational publisher. From 1989 to 1994, Mr. Deane held a variety of positions at Apple Computer, including Director of its Evangelism Group from March 1993 to December 1994. Mr. Deane holds a B.A. from Brandeis University and an M.A. from the University of San Francisco.

     John V. Hashman has served as our Chief Financial Officer since September 1997. Prior to joining us, Mr. Hashman worked at Providian Financial, where he served as Vice President, Direct Telemarketing from June 1995 to September 1997, Vice President, Operations from November 1993 to June 1995 and Treasurer from November 1989 to November 1993. Mr. Hashman holds a B.S. from Southeast Missouri State University and an M.B.A. from the University of San Francisco.

     Molly Lent co-founded NextCard with her husband, Jeremy Lent, and, since April 1998, has served as our Chief Corporate Development Officer. Prior to the founding of NextCard, Ms. Lent was President of Art Forms, an art distribution company. Ms. Lent graduated Phi Beta Kappa, cum laude, with a B.A. degree from State University of New York at Buffalo.

     Robert Linderman has served as our General Counsel and Secretary since October 1997. From January 1993 to January 1996, he served as Associate General Counsel for San Francisco Federal Savings, and from February 1996 to July 1997, he served as General Counsel for SIFE Trust Fund. Mr. Linderman received a B.A. and a J.D. from Boston University.

     Bruce G. Rigione has served as our Senior Vice President, Business Development, since July 1999 and as our Director since March 1997. From January 1999 to August 1999, Mr. Rigione was a private consultant. From April 1996 to December 1998, he was a Managing Director and Global Head of Asset Securitization for HSBC Markets, the capital markets subsidiaries of HongKong Shanghai Banking Corporation. From November 1987 to April 1996, Mr. Rigione was a Managing Director and Head of Securitization for Chase Securities, Inc., a subsidiaries of Chase Manhattan Bank. Mr. Rigione holds a B.A. from Fairfield University and an M.B.A. from Columbia University.

     Daniel D. Springer has served as our Chief Marketing Officer since March 1998. Prior to joining us, from September 1991 to December 1997, Mr. Springer worked at McKinsey & Co., an international consulting firm, where he consulted for a wide range of enterprises. Mr. Springer holds a B.A. from Occidental College and an M.B.A. from Harvard University.

FACTORS AFFECTING FUTURE RESULTS

     If any of the following occurs, our business, financial condition or results of operations could be materially adversely affected.

  RISKS RELATED TO OUR BUSINESS

  Our Limited Operating History Makes Evaluation of Our Business and Prospects Difficult

     We were formed in June 1996. We introduced the NextCard Visa in December 1997. We have only a limited operating history on which you can base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet products and services.

  We Have a History of Losses and We Anticipate Significant Future Losses

     We incurred net losses of $77.2 million for the year ended December 31, 1999, $16.1 million for the year ended December 31, 1998 and $1.9 million for the year ended December 31, 1997. As of December 31, 1999, we had an accumulated deficit of $95.1 million. To date, we have not achieved profitability and we expect to incur significant net losses for at least the next three years. We intend to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, we will need to generate significant revenue to achieve profitability. We cannot be certain that we will be able either to maintain our recent revenue growth rates or to generate adequate revenue to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Limited Operating History Makes Our Financial Forecasting Difficult

     Due to our limited operating history, we cannot forecast operating expenses based on our historical results. Accordingly, we base our forecast of operating expenses, in part, on future revenue projections. Most of these expenses are fixed in the short term and we may not be able to quickly reduce spending if we achieve lower than anticipated revenue. Our ability to accurately forecast our revenue is limited. If our revenue does not meet our internally developed projections, our net losses will be even greater than we anticipate and our business, operating results and financial condition may be materially and adversely affected.

 Our Unseasoned Credit Card Portfolio Makes Our Prediction of Delinquency and Loss Levels Difficult

     As of December 31, 1999, the majority of our credit card balances were generated in the last nine months. As a result, we cannot accurately predict the levels of delinquencies and losses that can be expected from our portfolio over time. As our portfolio becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above our expectations could materially and adversely impact our results of operations and financial condition.

 We May Be Unable To Retain Customers When We Increase Their Introductory Or Fixed Interest Rates

     To attract new customers, we have offered and may continue to offer low introductory interest rates that increase after expiration of the introductory period. In addition, we offer fixed rate products that may increase if customers fail to pay their credit card bills on a timely, consistent basis. Given our limited operating history, we do not know what percentage of our customers will continue to use their NextCard Visa after they are repriced. If fewer customers than we expect continue to use their NextCard Visa after they are repriced, our results of operations could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Underwriting and Credit Management."

  We May Encounter Difficulties Due to Our Untested Customer Base

     We target our credit card products to Internet users. Lenders historically have not solicited this market to the same extent as more traditional market segments. As a result, there is less historical experience with respect to the credit risk and performance of these consumers. We may not be able to successfully target and evaluate the creditworthiness of these consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products. In addition, we may consider using additional internally developed criteria to enhance or replace our existing criteria. We have limited experience developing and implementing credit criteria. As a result, as compared to issuers targeting traditional market segments, we could experience any or all of the following:

     - a greater number of cardholder payment defaults or other unfavorable payment behavior;

     - an increase in fraud by our cardholders and third parties; and

     - changes in the traditional patterns of cardholder loyalty and usage.

     In addition, because we are targeting a new customer base, we have comparatively little information about the potential size of our target market, our customer usage patterns and other factors that could significantly affect the demand for our products and services. Moreover, general economic factors, such as the rate of inflation, unemployment levels and interest rates may affect our target market customers more severely than other market segments, which could increase our delinquencies and losses. See "Management Discussion and Analysis -- Asset Quality."

 Fluctuations In Our Quarterly Revenue And Operating Results May Affect The Price Of Our Common Stock

     Quarterly fluctuations in our earnings could adversely affect the market price of our common stock. Our revenue consists of the finance charges paid by our customers based on their outstanding balances, the amounts received through the Visa system based upon a percentage of our customers' purchases and the fees paid by our customers. As a result, we depend substantially on the level of customer balances, the level of interest rates on our credit card portfolios, the timing of payments of our cardholders and the volume of NextCard Visa purchases. Variations of these factors could affect our quarterly revenue. Any shortfall in our revenue would have a direct impact on our operating results for a particular quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

     - the volume of credit card loans generated from our products and our ability to successfully manage our credit card loan portfolio;

     - the announcement or introduction of new websites, services and products by us or our competitors and the level of price competition for the products and services we offer;

     - our ability to securitize credit card loan receivables and the timing of such securitizations;

     - the amount and timing of our operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

     - technical difficulties, system downtime, Internet service problems and our ability to expand and upgrade our computer systems to handle increased traffic;

     - the success of our brand building, advertising and marketing campaigns, including our recently announced agreements with Amazon.com, LLC and priceline.com.

     - general economic conditions, including interest rate volatility, and economic conditions specific to the Internet, online commerce and the credit card industry.

  We May Be Unable To Satisfactorily Fund Our Working Capital Requirements

     If our current funding becomes insufficient to support future operating requirements, we will need to obtain additional funding either by increasing our lines of credit or by raising additional debt or equity from the public or private capital markets. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our failure to raise additional funding when needed could have a material adverse effect on our business, results of operations and financial condition.

  We May Be Unable To Satisfactorily Fund Our Loan Portfolio

     Our primary source of funding to date has been the securitization of our credit card loan portfolio through commercial paper conduit facilities. We currently fund our loan portfolio through the following commercial paper conduit facilities: a $300.0 million facility arranged by Barclays Bank PLC, a $150.0 million facility arranged by ING Barings (U.S.) Capital Markets LLC and a $220.0 million facility established November 12, 1999 with First Union Securities, Inc. As of December 31, 1999, $300.0 million was outstanding under the Barclays Bank facility and $46.0 million was outstanding under the First Union facility.

     Securitization transactions involve the sale of beneficial interests in credit card loan balances. Until now, we have completed securitization transactions on terms that we believe are favorable. The availability of securitization funding, however, depends on the difficulty and expense of the funding. Securitizations can be affected by many factors, such as whether a third party will be willing to provide credit enhancement and the rates at which cardholders have repaid their balances in the past. In addition, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms. Securitizations may not always offer us attractive funding, and we may have to seek other more expensive funding sources in the future. In general, the amount, type and cost of our financing affect our financial results. Changes within our organization and changes in the activities of parties with which we have agreements or understandings could all make the financings available to us more difficult, more expensive or unavailable on any terms.

     With the acquisition of NextBank, our funding strategy includes the ability to fund a portion of our loan portfolio through deposits solicited and received by NextBank. We may not be able to attract or retain sufficient deposits at attractive interest rates to fund our loan portfolio through NextBank. Moreover, if adequate capital is not available, we also may be subject to an increased level of regulatory supervision that could have an adverse effect on our operating results and financial condition.

  Our Customers May Become Dissatisfied By System Disruptions And Failures

     Our website has in the past experienced, and may in the future experience, slower than normal response times or other problems, such as system unavailability. Customers may become dissatisfied by any system failure that interrupts or delays our ability to provide our services to them. Any interruption or delay in our operations could materially and adversely affect our business.

     If the number of users of our website increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. Our website must accommodate a high volume of users and deliver frequently updated information. The number of visitors and credit card applicants to our website has increased substantially since we introduced the NextCard Visa, and we anticipate that this traffic will further increase over time. However, it is difficult to predict the future traffic on our website. Marketing efforts and other events could cause traffic to strain our website's capacity. We do not know whether we will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

     Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power losses, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. As we currently do not have back-up systems for most aspects of our operations, a failure of a single aspect of our system could cause interruptions or delays in our entire operation. We do not carry sufficient business interruption insurance to compensate for losses that could occur.

  We Depend On A Limited Number Of Vendors For Essential Services

     We rely on a number of services furnished to us by either a single vendor or a limited number of vendors. We also depend, directly and indirectly, on other key third party vendors to provide essential services. In the event that any of our agreements with any of these third parties is terminated, we may not be able to find an alternative source of support on a timely or commercially reasonable basis, if at all. Any interruption, deterioration or termination in these third-party services could be disruptive to our business and harm our results of operations and financial condition.

  We May Be Adversely Affected If We Fail To Attract And Retain Key Personnel

     Our success depends largely on the skills, experience and performance of certain key members of our management. If we lose one or more of these key employees, particularly Jeremy Lent, our Chairman of the Board, Chief Executive Officer and President, our business, operating results and financial condition would be materially adversely affected. Our success also depends on our continued ability to attract, retain and motivate highly skilled employees. Competition for employees both for Internet-based businesses and for financial services businesses is intense, particularly for personnel with technical training and experience. We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

  We May Be Unable To Effectively Manage The Rapid Growth In Our Operations

     Since the introduction of our NextCard Visa product in December 1997, we have experienced rapid growth in our operations. From December 31, 1997 through December 31, 1999, we grew from approximately 18 to 287 employees, and our loans under management increased from $0 to $416.0 million. We are planning for continued rapid growth of our operations. This growth requires us to expand our marketing, customer service and support, credit and technology organizations. There can be no assurance that we will be able to attract and retain sufficient numbers of personnel to satisfy our anticipated growth. In particular, as we rely heavily on temporary personnel to satisfy our growing personnel demands, we may be unable to continue to attract and retain a sufficient number of temporary employees to support our future growth. Rapid growth places a significant strain on our financial reporting, information and management systems and resources. Our business, results of operations and financial condition will be materially adversely affected if we are unable to effectively manage our expanding operations. For example, if we are unable to maintain and scale our financial reporting and information systems, we may not have access to adequate, accurate and timely financial information.

  We May Be Unable To Successfully Develop NextCard As A Brand

     The dynamics of a brand name have traditionally worked differently in the credit card market than in many other industries. In the credit card market, consumers have responded more to brand names, such as Visa or MasterCard, than to the identity of the issuer. The Internet may change underlying market dynamics for brand recognition as compared to the offline market. Accordingly, we are aggressively implementing our marketing plan to establish brand recognition with Internet users to persuade customers to switch to our products and services, particularly because we compete, or expect to compete, with larger financial institutions that have well-established brand names. We cannot assure you that we will successfully develop our brand name. If the brand name of online credit card issuers becomes important, and if other credit card issuers begin to compete with us for online brand name recognition, our business, results of operations and financial condition could be materially and adversely affected.

  RISKS RELATED TO OUR INDUSTRY

  Our Performance Will Depend On The Growth Of The Internet And Internet
Commerce

     Our future success depends heavily on the overall continued growth and acceptance of the Internet, including its use in electronic commerce. If Internet usage or electronic commerce does not continue to grow or grows more slowly than expected, our business, operating results and financial condition will be adversely affected. Consumers and businesses may reject the Internet as a viable medium for a number of reasons. These include potentially inadequate network infrastructure, slow development of enabling technologies and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and procedures required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, procedures or related products, services and facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

  Our Performance Will Depend On The Continued Growth Of The Financial Services Market

     Our business would be adversely affected if the growth in Internet financial products and services does not continue or is slower than expected. Although we believe the Internet has the potential to transform the delivery of consumer financial products, consumers' acceptance of recently introduced financial products and services is at an early stage and is subject to a high level of uncertainty. Although our long-term vision is to define and enable the Internet consumers' transaction experience, presently we offer only a single product, the NextCard credit card. As the online financial services industry matures, government-imposed regulations could become so stringent that we may be economically precluded from offering online financial products and services.

  Intense And Increasing Competition In Financial Services Could Harm Our
Business

     The financial services market is rapidly evolving and intensely competitive. The recently enacted Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. We operate in this competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Some of our competitors may be able to obtain funding at a more favorable rate than we can obtain. In addition, our business model anticipates that we will derive a large majority of our revenue from the interest charged on credit card balances contained in the portfolio of loans we hold. Increased competition could require us to reduce the interest rates we charge on our customers' balances. This could have a material adverse effect on our business, results of operations and financial condition.

     Other credit card issuers and traditional commercial banks may increasingly compete in the online credit card market. Existing Internet providers and new Internet entrants may launch new websites using commercially available software. In addition, companies that provide alternate online payment methods, such as debit card and micropayment offerings, may compete for our business. While the credit card market traditionally has been very fragmented, the Internet could change traditional market dynamics and enable new competitors to rapidly acquire significant market share.

     Our competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. They may be able to:

     - devote greater resources than we can to the development, promotion and sale of their products and services;

     - replicate our products and services;

     - engage in more extensive research and development;

     - undertake farther-reaching marketing campaigns;

     - adopt more aggressive pricing policies;

     - make more attractive offers to existing and potential employees and strategic partners;

     - more quickly develop new products and services or enhance existing products and services;

     - bundle consumer products and services in a manner that we cannot provide; and

     - establish cooperative relationships among themselves or with third parties, including large Internet participants, to increase the ability of their products and services to address the needs of our prospective customers.

     We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

  Our Operating Results Are Subject To Interest Rate Fluctuations

     The majority of our revenue is generated by the interest rates we charge on outstanding balances in the form of finance charges, which are based on prevailing interest rates. Accordingly, fluctuations in interest rates will affect our revenue. At the same time, a significant portion of our outstanding balances are at fixed rates and do not fluctuate with interest rate movements. Our borrowing costs may also fluctuate based on general interest rate fluctuations. A rise in our borrowing costs may not be met by a corresponding increase in revenue generated by finance charges. Likewise, a decrease in revenue generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially and adversely affect our results of operations and financial condition. We may have to manage our interest rate risk through interest rate hedging techniques. However, we currently do not use significant hedging techniques, and they may not be successful in reducing or eliminating our interest rate risk in the future.

  We May Be Unable To Introduce New Services, Features And Functions

     The Internet and related financial institutions marketplaces are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing products and services, as well as to develop and introduce a variety of new products and services to address our customers' changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. In addition, material delays in introducing new products and services and enhancements may cause customers to forego purchases of our products and services and purchase instead those of our competitors.

  We May Be Unable to Undertake Additional Activities Due to Governmental Regulations

     NextBank is a limited purpose national credit card bank. If NextBank decided to expand its activities beyond those permissible for a limited purpose national credit card bank, we would be required to file an application with, and receive the prior approval of, the OCC to amend NextBank's charter. Moreover, we would be required to file an application with, and receive the prior approval of, the Federal Reserve Board to become a bank holding company. If we did not receive the necessary approval from the OCC and the Federal Reserve Board, we would be unable to expand our activities beyond those permitted for a limited purpose national credit card bank.

  Security Breaches Could Damage Our Reputation And Business

     The secure transmission of confidential information over the Internet is essential to maintain consumer and supplier confidence in our products and services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

     A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

     Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online. As a result, our operations and financial condition would be materially and adversely affected.

  We May Face Increased Governmental Regulation And Legal Uncertainties

     To date, communications and commerce on the Internet have not been highly regulated. However, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could further enact laws regulating Internet banking that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Gramm-Leach-Bliley Act of 1999 established new privacy requirements applicable to all financial institutions. Any restrictions on the collection and use of such consumer information over the Internet could adversely affect our direct marketing efforts. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

     Our business is subject to extensive federal and state regulation, including regulation under consumer protection laws. NextBank, our wholly owned subsidiaries, is a limited purpose national credit card bank, and is subject to regulation under federal banking laws and certain laws of California and other states, as well as regulatory supervision by the Office of the Comptroller of the Currency (OCC) and the FDIC. As an affiliate of NextBank, we are also subject to oversight by the OCC and the FDIC. Existing and future legislation and regulatory supervision could have a material adverse effect on our business, including our credit and authentication policies, pricing and products. See "Business -- Government Regulation."

     NextBank is subject to minimum capital, funding and leverage requirements prescribed by federal statute and the OCC regulations and orders. If NextBank fails to meet these regulatory capital requirements, NextBank will be subject to additional restrictions that could have a material adverse effect on our ability to conduct normal operations and possibly result in the seizure of NextBank by government regulators under certain circumstances. Our ability to maintain or increase NextBank's capital levels in the future will be subject to, among other things, general economic conditions, our ability to raise new capital and our ability and willingness to make additional capital contributions to NextBank or a related institution.

  We May Face Difficulties Protecting And Enforcing Our Intellectual Property Rights

     Our success and ability to compete are substantially dependent on our proprietary technology and trademarks, which we attempt to protect through a combination of patent, copyright, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. In addition, we may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Any such infringement, or alleged infringement, could have a material adverse effect on our business, results of operations and financial condition.

     We have filed three patent applications and have applied to register several of our trademarks, both in the United States and abroad. We cannot assure you that our patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide us with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Any litigation surrounding such rights could force us to divert important financial and other resources away from our business operations.

     We collect and utilize data derived from applications on the NextCard website and through transactions made using our products. Although we believe that we have the right to use such data and compile such data in our database, we cannot assure you that any intellectual property protection will be available for such information subject to any limitations related to privacy such as those contained in the Gramm-Leach-Bliley Act. In addition, third parties may claim rights to such information.

     We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by such business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. This could, in turn, have a material adverse effect on our business, results of operations and financial condition.

  We may not be able to acquire or maintain appropriate domain names

     We hold rights to various Web domain names including "nextcard.com". Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we plan to do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

ITEM 2. PROPERTIES

     We have a five-year lease on our principal executive offices of approximately 14,000 square feet in San Francisco, California. That lease expires in 2003. In June 1999, we amended the five-year lease agreement to provide for an additional 28,000 square feet located within the same building as our current corporate headquarters in San Francisco. On March 7, 2000, we entered into a six-year lease for approximately 100,000 square feet of office space in Phoenix, Arizona in which we house our call center. We may renew this lease at our option for two additional three-year periods. In addition, we sublease approximately 17,500 square feet of office space in San Ramon, California, where most of our operations and customer service activities are located. That lease expires in June 2001. Our current facilities will not be sufficient to meet our anticipated growth. We are currently conducting a site search for additional space. There can be no assurance we will be able to secure such additional space.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we may be involved in litigation concerning claims arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by Item 201 of Regulation S-K is set forth in the "Summary Consolidated Quarterly Financial Information and Common Stock Price Ranges Data" on page 57.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, our credit facilities contain certain restrictions on our ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for the years ended December 31, 1999 and 1998, and for the period from June 5, 1996 (date of inception) through December 31, 1997 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The data set forth is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                      PERIOD FROM
                                                                                      JUNE 5, 1996
                                                         YEARS ENDED DECEMBER 31,    (INCEPTION) TO
                                                         ------------------------     DECEMBER 31,
                                                            1999          1998            1997
                                                         -----------    ---------    --------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income........................................  $   22,054     $    502        $    93
Interest expense.......................................      10,902           62             --
                                                         ----------     --------        -------
  Net interest income..................................      11,152          440             93
Provision for loan losses..............................      12,072           --             --
Non-interest income....................................       4,506          697             --
Non-interest expense...................................      80,779       17,199          1,977
                                                         ----------     --------        -------
  Loss before income taxes.............................     (77,193)     (16,062)        (1,884)
                                                         ----------     --------        -------
Income tax expense.....................................           2            2              2
                                                         ----------     --------        -------
  Net loss.............................................  $  (77,195)    $(16,064)       $(1,886)
                                                         ==========     ========        =======
Basic and diluted loss per common share................  $    (2.54)    $  (5.07)       $ (1.08)
                                                         ==========     ========        =======
STATEMENT OF FINANCIAL CONDITION DATA:
Loans receivable.......................................  $  416,315           --             --
Allowance for credit losses............................  $   11,500           --             --
Total assets...........................................  $  662,310     $ 45,542        $ 3,688
Deposits...............................................  $    3,800           --             --
Borrowings.............................................  $  357,359     $    504             --
Equity.................................................  $  278,635     $ 39,937        $ 2,787
OTHER DATA:
Total revenue..........................................  $   26,560     $  1,199        $    93
Loans receivable -- managed............................  $  416,315     $ 66,042             --
Total number of customer accounts -- managed...........         220           40             --
Net interest margin....................................        4.25%          --             --
Net charge-offs -- managed basis.......................  $    3,085     $    115
Net charge-off rate -- managed basis...................        1.61%        0.58%
Delinquency rate (30+ days) -- managed basis...........        1.48%        0.71%            --
Reserves as a percent of on balance sheet loans........        2.77%          --             --
Equity to earning assets...............................       44.37%          --             --
Average equity to average total assets.................        38.9%          --             --
Total market capitalization............................  $1,473,262           --             --
Common Shares outstanding..............................      51,022           --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K, particularly in "Factors Affecting Future Results."

OVERVIEW

     We are a leading Internet-based provider of consumer credit. We were the first company to offer an online approval system for a Visa card and to provide interactive, customized offers to credit card applicants.

     We combine expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. Our product, the NextCard Visa, which we call the First True Internet Visa, is marketed to consumers through our website, www.nextcard.com. We have entered into marketing agreements with leading websites on the Internet. We also have marketing relationships with Internet-based affiliates, co-branded partners and affinity groups.

     We were incorporated on June 5, 1996. The NextCard Visa was first offered to the public on December 23, 1997. During the period from our inception through December 31, 1997 (the "Inception Period"), we had no operating income. Our operating activities were limited primarily to developing the necessary computer infrastructure, planning and developing our website, building our operations capacity and establishing vendor relationships.

     Our operating costs have increased significantly since our inception. This reflects the costs associated with our formation, as well as increased efforts to promote the NextCard brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our credit card application system and customer servicing infrastructure.

     We have grown rapidly since launching our product in December 1997. As of December 31, 1997, we had 18 employees and, as of December 31, 1999, we had 287 employees. From December 31, 1997 through December 31, 1999, we significantly increased the new loans generated through our website as well as the total loans under our management. These increases were primarily due to our application process that allows customers to automatically transfer balances from their other credit cards to their new NextCard Visa. From December 31, 1997 to December 31, 1999, our loan receivables outstanding grew from $0 to $416.3 million. As of December 31, 1999, we had approximately 220,000 open credit card accounts.

     Since our inception, we have incurred significant net losses. As of December 31, 1999, we had an accumulated deficit of $95.1 million. The net losses and accumulated deficit resulted from the significant infrastructure, marketing, technology and other costs incurred in the development of our NextCard Visa product. We expect to incur significant additional net losses for the foreseeable future, and the rate and amount at which such losses will be incurred may increase significantly from current levels. These expected costs are related to advertising, marketing and other promotional activities; expansion of our direct marketing, database and testing capabilities; expansion of our product offerings; and strategic relationship development.

RESULTS OF OPERATIONS

  Earnings Summary

     The following discussion provides a summary of our 1999 results compared to 1998 results, and our 1998 results compared to the period from June 5, 1996 to December 31, 1997 ("Inception Period"). Each component of these results is discussed in further detail in subsequent sections of this analysis.

     Net loss for the year ended December 31, 1999 was $77.2 million, 380% greater than the $16.1 million net loss for the year ended December 31, 1998. The $16.1 million net loss for the year ended December 31, 1998 was 747% greater than the $1.9 million net loss for the Inception Period. Basic and diluted net loss per common share for the years ended December 31, 1999 and 1998, and the Inception Period was $2.54, $5.07, and $1.08, respectively. These increases in net loss are the result of an increase in interest expense, the provision for loan losses and non-interest expenses. These increases were partially offset by increases in net interest income and non-interest income. These increases are largely attributable to the growth in average managed loans to $191.9 million for 1999 from $19.9 million in 1998.

  Managed Loan Portfolio

     Until January 12, 1999, Heritage Bank of Commerce ("Heritage") funded all of the credit card accounts and loans originated on our website pursuant to our Consumer Credit Card Program Agreement with Heritage. Under that agreement, we charged Heritage for origination and servicing of the accounts and shared 50% of the resulting net profits or losses. Prior to January 12, 1999, we did not own any portion of our managed loan portfolio and therefore no loans were reported on our balance sheet prior to that date.

     In January 1999, we terminated the Consumer Credit Card Program Agreement and entered into an Account Origination Agreement with Heritage. We then began purchasing credit card receivables using secured lending facilities extended to our subsidiary, NextCard Funding Corp. Pursuant to the terms of our Account Origination Agreement with Heritage, Heritage continued to fund newly originated credit card receivables, which were then purchased on a daily basis by NextCard Funding Corp. using borrowings from its secured lending facilities. The purchased receivables were pledged as collateral for the secured lending facilities. Heritage's obligation to establish new credit card accounts terminated in October 1999.

     Our managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa and outstanding on Heritage's and our balance sheets. On July 15, 1999, we exercised our option to purchase (through NextCard Funding Corp.) all remaining credit card receivables from Heritage. The acquired credit card portfolio had $21.3 million in outstanding loan balances. We financed the acquisition with a combination of proceeds from one of our secured borrowing facilities and operating cash. Prior to this purchase, since Heritage had funded and owned a portion of the managed loan portfolio, that portion of the loan portfolio was not an asset of ours and, therefore, was not shown on our consolidated balance sheet.

     On September 16, 1999, in connection with our acquisition of NextBank, N.A. (discussed below), we contributed all of the issued and outstanding capital stock of NextCard Funding Corp. to NextBank. As of that date, NextCard Funding Corp. became a wholly owned subsidiary of NextBank, which is our wholly owned subsidiary.

     The following table summarizes our managed loan portfolio for 1999 and 1998. We did not have a managed loan portfolio in the Inception Period.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
YEAR END BALANCES
Credit card loans:
  On-balance sheet..........................................  $416,315    $    --
  Heritage owned............................................        --     66,042
                                                              --------    -------
Total managed loan portfolio................................  $416,315    $66,042
                                                              ========    =======
AVERAGE BALANCES
Credit card loans:
  On-balance sheet..........................................  $172,372    $    --
  Heritage owned............................................    19,480     19,882
                                                              --------    -------
Total managed loan portfolio................................  $191,852    $19,882
                                                              ========    =======

     On September 16, 1999, we acquired Textron National Bank, a wholly owned indirect subsidiary of Textron Corporation, for $5.0 million over its net book value of $2.0 million. Textron had not actively engaged in the banking business for several years, and on the acquisition date held $2.6 million of cash and cash equivalents and a single deposit liability of approximately $540,000. Immediately prior to the acquisition, Textron converted into a national bank limited to credit card operations and changed its name to "NextBank, National Association." In September 1999, NextBank became a member of the Visa system and in October 1999 commenced the issuance of NextCard Visa cards.

  Net Interest Income

     Net interest income consists of interest earned on our credit card loan portfolio, cash on deposit, and cash equivalents less interest expense on borrowings to fund these interest earning assets.

     Interest income increased by $21.6 million, from $502,000 in 1998 to $22.1 million in 1999. The increase was primarily due to a $172.4 million increase in on balance sheet average credit card loan receivables and a $78.2 million increase in average cash and cash equivalents over 1998.

     Interest income increased by $409,000, from $93,000 in the Inception Period to $502,000 for 1998. This increase was attributable to higher average cash and cash equivalent balances resulting from issuances of our preferred stock during 1998.

     Interest expense increased by $10.8 million, from $62,000 for 1998 to $10.9 million in 1999. The increase is primarily due to a $155.3 million increase in average borrowings over 1998.

     We had no interest expense during the Inception Period.

     Our net interest margin on average earning assets was 4.25% for the year ended December 31, 1999. On a quarterly basis, our net interest margin has steadily increased from 0.08% for the three months ended March 31, 1999 to 5.5% for the three months ended December 31, 1999. The net interest margin was favorably impacted by the introduction of fixed rate credit card products, the repricing of our credit card loan portfolio due to the expiration of introductory rate periods and a lower cost of funds. Our net interest margin was negatively impacted by loan fee amortization expense related to warrants we issued to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three year period. For the year ended December 31, 1999, our net interest spread was 1.43%. Net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. We expect our net interest spread to continue to increase as our credit card loan portfolio matures; however, we cannot be sure that this spread will improve.

     The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the year ended December 31, 1999. Such a presentation for prior years is not presented since the information would not be meaningful because we did not carry any loans on our balance sheet until 1999.

STATEMENT OF AVERAGE BALANCES, INCOME AND EXPENSES, AND YIELDS AND RATES

                                                              YEAR ENDED DECEMBER 31, 1999
                                                     -----------------------------------------------
                                                     AVERAGE BALANCE    INCOME/EXPENSE    YIELD/RATE
                                                     ---------------    --------------    ----------
                                                                     (IN THOUSANDS)
ASSETS:
Interest-earning assets
  Consumer loans...................................     $172,372           $17,863          10.36%
  Interest-earning cash............................       89,746             4,191           4.67%
                                                        --------           -------
          Total interest-earning assets............      262,118            22,054           8.41%
Allowance for loan losses..........................       (3,750)
Other assets.......................................       17,549
                                                        --------
          Total assets.............................     $275,917
                                                        ========
LIABILITIES AND EQUITY:
Interest-bearing liabilities
  Borrowings.......................................     $155,508           $10,900           7.01%
  Deposits.........................................          795                 2            .25%
                                                        --------           -------
          Total interest-bearing liabilities.......      156,303            10,902           6.98%
Other liabilities..................................       12,346
                                                        --------
          Total liabilities........................      168,649
Equity.............................................      107,268
                                                        --------
          Total liabilities and equity.............     $275,917
                                                        ========
NET INTEREST SPREAD................................                                          1.43%
                                                                                            =====
Interest income to average interest-earning
  assets...........................................                                          8.41%
Interest expense to average interest-earning
  assets...........................................                                          4.16%
                                                                                            -----
NET INTEREST MARGIN................................                                          4.25%
                                                                                            =====

  Non-Interest Income

     Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by our cardholders, such as late fees, overlimit fees and program fees. Non-interest income increased by $3.8 million, from $697,000 for 1998 to $4.5 million in 1999. This increase relates to approximately $2.6 million of interchange fees and $1.4 million of other credit card fees we recognized in 1999 related to our on balance sheet portfolio. As previously discussed, prior to 1999, all credit card loan receivables generated under the NextCard Visa were outstanding only on Heritage's balance sheet; accordingly, we did not recognize any interchange or other credit card fee income. Non-interest income in 1998 consisted only of origination and servicing fees and our share of profits derived from our agreement with Heritage. We did not have any non-interest income in the Inception Period. We expect interchange and other credit card fees to continue to increase in the future as our credit card portfolio grows.

     On July 15, 1999, we exercised our option to purchase all remaining credit card receivables from Heritage; as a result, servicing and profit-and-loss sharing income, consisting of amounts arising under the Consumer Credit Card Program Agreement with Heritage decreased by $322,000, from $662,000 for the year ended December 31, 1998 to $340,000 for the year ended December 31, 1999.

  Non-Interest Expenses

     Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, professional fees, marketing, and credit card activation and servicing costs.

     Total non-interest expenses for the years ended December 31, 1999 and 1998, and the Inception Period were $80.8 million, $17.2 million, and $2.0 million, respectively. These increases were primarily due to higher employee compensation, credit card activation and servicing costs and marketing expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. In addition, the amortization of deferred stock compensation, which represents the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of the grants, for the years ended December 31, 1999 and 1998, was $10.0 million and $1.8 million, respectively. The increase in credit card activation and servicing costs was largely due to an increase in the number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business and the building of an infrastructure to support this growth.

  Asset Quality

     Our delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of our credit card account portfolio, the success of our collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria we utilize to approve customers. The average age of our credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At December 31, 1999, the majority of our loan portfolio was less than nine months old. Accordingly, we believe that our loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of our accounts and balances increases.

     For the year ended December 31, 1999, our managed net charge-off ratio was 1.61%. We believe, based on our statistical models and other credit analyses, that this rate may continue to fluctuate but will generally rise over the next year as our portfolio ages and becomes more seasoned.

     Our primary strategy for managing loan losses is the development of underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers and provide conservative customer credit line assignments. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts. In addition, we monitor credit lines closely and have built a collections department, as well as use outside parties, to pursue delinquent customers.

  Delinquencies

     A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged-off. Credit card loans are generally charged off when the loan becomes contractually past due for 180 days, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy. The following table presents the delinquency trends of our credit card loan portfolio on a managed portfolio basis in 1999 and 1998.

                                           DECEMBER 31, 1999           DECEMBER 31, 1998
                                         ----------------------      ---------------------
                                          LOANS      % OF TOTAL       LOANS     % OF TOTAL
                                         --------    ----------      -------    ----------
                                                          (IN THOUSANDS)
Managed loan portfolio.................  $416,315      100.00%       $66,042      100.00%
Loans delinquent:
  31 - 60 days.........................     2,620        0.63%           256        0.39%
  61 - 90 days.........................     1,692        0.41%           131        0.20%
  91 or more...........................     1,844        0.44%            80        0.12%
                                         --------      ------        -------      ------
          Total........................  $  6,156        1.48%       $   467        0.71%
                                         ========      ======        =======      ======

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

     The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------      ---------
                                                                   (IN THOUSANDS)
ON-BALANCE SHEET:
  Average loans outstanding.................................   $172,372        $    --
  Net charge-offs...........................................      2,472             --
  Net charge-offs as a percentage of average loans
     outstanding............................................       1.43%            --
MANAGED:
  Average loans outstanding.................................   $191,852        $19,882
  Net charge-offs...........................................      3,085            115
  Net charge-offs as a percentage of average loans
     outstanding............................................       1.61%          0.58%

     As our credit card loan portfolio continues to grow and season, net loan losses will increase, delinquency levels may fluctuate and increase and the ratio of the allowance for loan losses to on-balance sheet credit card loans outstanding will increase. We will continue to monitor delinquency amounts and actual loan losses, and will adjust our allowance for loan losses accordingly.

  Provision and Allowance for Loan Losses

     The allowance for loan losses is maintained for on-balance sheet loans. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio. For loans maintained on Heritage's balance sheet until July 1999, anticipated losses and related reserves were reflected in the calculations of the servicing and profit-and-loss sharing income from Heritage.

     The provision for loan losses for on-balance sheet loans for the year ended December 31, 1999, totaled $12.1 million. We anticipate that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the changes in our allowance for loan losses for 1999 (in thousands):

Balance at beginning of period..............................  $    --
Provision for loan losses...................................   12,072
Allowance acquired..........................................    1,900
Charge-offs.................................................   (2,518)
Recoveries..................................................       46
                                                              -------
Balance at December 31, 1999................................  $11,500
                                                              =======

  Provision for Income Taxes

     We have had a net loss for each period since inception. As of December 31, 1999, we had approximately $72.2 million and $43.2 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss carryforwards will start expiring in 2012 and the state net operating loss carryforwards will start expiring in 2004. Because of uncertainty regarding realizability, we have provided a full valuation allowance on our deferred tax assets consisting primarily of net operating loss carryforwards. See Note 14 of notes to the Consolidated Financial Statements.

  Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private and public sales of preferred and common stock. Net proceeds from these sales from inception to December 31, 1999 have totaled approximately $335.4 million.

     At December 31, 1999, our principal source of liquidity was $189.2 million of unrestricted cash and cash equivalents. In February and May 1999, we entered into two $5.0 million lines of credit with a finance company. Borrowings under these lines of credit accrue interest at 12.25% per year and are secured by a secondary security interest in all of our tangible and intangible assets. These lines of credit had an aggregate outstanding balance of $9.6 million at December 31, 1999.

     In addition, during 1998, we entered into a $1.3 million equipment loan and security agreement with a finance company. The loan is secured by a pledge of all equipment purchased with the proceeds from borrowings under the loan agreement and bears interest at 7.55% per year. The loan had an outstanding balance of $962,000 at December 31, 1999.

     Also during 1998, we entered into a $1.0 million financing arrangement with a finance company. The financing arrangement is secured by a pledge of all equipment leased under the arrangement and bears interest at 7.50% per year. The loan had an outstanding balance of $828,000 at December 31, 1999.

     Until January 12, 1999, Heritage funded all of the credit card amounts and loans originated through our website. In January 1999, we began purchasing credit card loan receivables from Heritage. Until May 21, 1999, we utilized a $100.0 million secured borrowing facility extended to NextCard Funding Corp. by Credit Suisse First Boston to fund the majority of those receivables. On May 21, 1999, we executed a $300.0 million commercial paper conduit facility through Barclays Bank PLC and began utilizing this facility to purchase credit card receivables. Borrowings under the facility are secured by the purchased receivables. We also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility. As of December 31, 1999, $300 million was outstanding under the Barclays facility.

     In addition, on June 23, 1999 and November 12, 1999, we entered into similar facilities with ING Barings (U.S.) Capital Markets LLC for $150.0 million and First Union Securities, Inc. for $220.0 million. Our borrowings under these facilities are secured by all credit card receivables that may be purchased by using funds from these facilities. As of December 31, 1999, there was no amount outstanding under the ING Barings facility and $46.0 million outstanding under the First Union facility.

     The weighted average rate paid on borrowed funds through our conduit facilities was 6.28% for the year ended December 31, 1999. We did not enter into any conduit facilities during 1998.

     We will have the ability to fund new receivables during the revolving period of these credit facilities. After the revolving period, we will use the principal collections generated by our receivables to pay the principal amount we owe. The revolving period ends in June 2001 for the Barclays facility, January 2002 for the ING Barings facility and February 2003 for the First Union facility.

     We are in discussions with financial institutions related to establishing additional borrowing facilities to fund the origination of credit card loan receivables. Such new or increased facilities would increase our capacity to originate credit card loan receivables. We cannot be sure that any new or expanded facility will be established. If we establish and draw upon such a facility, our aggregate borrowings will increase.

     In December 1997, we signed a five-year agreement with First Data for processing of our credit card portfolio. Under that agreement, we are obligated to make aggregate minimum servicing payments of $7.5 million over the term of the agreement.

     In connection with our principal executive office lease, in October 1999, we executed a $1.3 million irrevocable standby letter of credit in favor of the landlord, which expires on October 31, 2000. This letter of credit can be drawn on by our landlord under certain circumstances if we default under our lease agreement. In addition, in connection with certain third party funds settlement services provided to us beginning in January 2000, NextBank executed an irrevocable standby letter of credit with MasterCard International, Inc. in the amount of $1.0 million. This letter of credit can be drawn on by Mastercard in the event that NextBank is unable to fund its daily funds settlement requirement. In connection with our Phoenix call center lease, in March 2000, we executed a $1.5 million irrevocable standby letter of credit in favor of the landlord, which expires on April 1, 2006. This letter of credit can be drawn on by our landlord under certain circumstances if we default under our lease agreement.

     In September 1999, NextBank began accepting time deposits with terms ranging from three months to two years. These time certificates of deposit are in amounts of $100,000 or more and totaled $3.8 million as of December 31, 1999.

     We expect that our existing capital resources will adequately satisfy our working capital requirements for the next 12 months, except for the funding of our loan portfolio. Future working capital requirements, however, depend on many factors, including our ability to execute on our business plan. If our current funding becomes insufficient to support future operating requirements, we will need to obtain additional funding either by increasing our lines of credit or by raising additional debt or equity from the public or private capital markets. Such funding alternatives if available at all, may be on terms that are not favorable to us. Failure by us to raise additional capital or additional funding when needed could have a material adverse effect on our business, results of operations and financial condition.

     Our ability to grow our business is limited by the amount of credit we can extend to our customers and potential customers. Although our credit facilities are sufficient to fund our current loan portfolio, they are not sufficient to cover our anticipated loan portfolio over the next 12 months. Therefore, any loss of funding under our credit facilities or failure to increase or extend the terms of our credit facilities or obtain alternative financing on commercially reasonable terms would have a material adverse effect on our results of operations and financial condition.

     Subsequent to our establishment of NextBank, a bank limited to generating and financing credit card loans, we now fund a portion of our loan portfolio through short-term deposits raised by NextBank as well as the commercial paper conduit facilities discussed above. However, we may not be able to attract or retain sufficient deposits at attractive interest rates to fund a portion of our loan portfolio. Moreover, if adequate capital is not available, we also may be subject to an increased level of regulatory supervision that could have an adverse affect on our operating results and financial condition.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS 133, until fiscal years beginning after June 15, 2000. While we currently have no derivative financial instruments and do not currently engage in significant hedging activities, we anticipate engaging in derivative and increased hedging activities in the future, and therefore expects to be affected by the pronouncement. The impact of SFAS 133 on our consolidated financial statements, however, will depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

  Impact of Year 2000

     In late 1999, we completed our remediation and testing of systems. We have experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $450,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact card usage and the payment performance of our cardholders.

     The majority of our revenue is generated by the interest rates we charge on outstanding loan receivable balances in the form of finance charges. Our receivables generally yield either a variable interest rate indexed to the prime rate, or a fixed interest rate, set independently of market interest rates. Accordingly, fluctuations in interest rates will affect our revenue. At the same time, our borrowing costs under our commercial paper conduit facilities are generally indexed to variable commercial paper rates, and may also fluctuate based on general interest rate fluctuations. A rise in our borrowing costs may not be met by a corresponding increase in revenues generated by finance charges. Likewise, a decrease in revenues generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially and adversely affect our results of operations and financial condition.

     To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our balance sheet to minimize the impact changes in interest rates have on the fair value of assets, liabilities, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on us primarily by matching assets and liability repricings and secondarily by entering into interest rate caps. For instance, a significant portion of our outstanding loan receivable balances yield a variable annual percentage rate indexed to the prime rate.

     Our fixed interest rate loan receivables have no stated maturity or repricing period. However, we generally have the right to increase rates when the customer fails to comply with the terms of the account agreement. In addition, we may reprice our credit card receivables upon providing the required prior notice to the customer, which is generally no more than 30 days.

     The following table presents the estimated twelve month effect of positive and negative parallel shifts in interest rates (assuming no repricing of fixed rate loans) as calculated at December 31, 1999 and takes into consideration our current hedging activity.

                                               PERCENTAGE CHANGE IN
                                         ---------------------------------
                                         NET INCOME    EQUITY MARKET VALUE
                                         ----------    -------------------
+200...................................    (2.12)%             5.59%
Flat...................................     0.00%              0.00%
-200...................................     2.10%             (5.61)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NEXTCARD, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
ASSETS
Cash and cash equivalents...................................    $189,178        $ 40,134
Cash and cash equivalents, restricted.......................      31,811              --
Credit card loans receivable, less allowance for loan losses
  of $11,500 at December 31, 1999...........................     404,815              --
Interest receivable.........................................       2,160              --
Equipment and leasehold improvements, net...................       8,385           2,102
Prepaid and other assets....................................      25,961           3,306
                                                                --------        --------
          Total assets......................................    $662,310        $ 45,542
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
     Non-interest bearing...................................    $  2,000        $     --
     Interest bearing.......................................       1,800              --
                                                                --------        --------
  Total deposits............................................       3,800              --
  Accounts payable..........................................       7,962           3,366
  Accrued expenses and other liabilities....................      14,554           1,735
  Other borrowings..........................................      11,359             504
  Secured borrowings........................................     346,000              --
                                                                --------        --------
          Total liabilities.................................     383,675           5,605
                                                                --------        --------
Shareholders' equity:
  Convertible preferred stock...............................          --              33
  Common stock, par value $.001 per share (authorized:
     87,433 shares; issued and outstanding: December 31,
     1999 -- 51,022 shares; December 31, 1998 -- 4,932
     shares)................................................          51               5
  Additional paid-in capital................................     385,745          63,875
  Deferred stock compensation...............................     (12,003)         (6,000)
  Notes receivable from shareholders........................         (13)            (26)
  Accumulated deficit.......................................     (95,145)        (17,950)
                                                                --------        --------
          Total shareholders' equity........................     278,635          39,937
                                                                --------        --------
          Total liabilities and shareholders' equity........    $662,310        $ 45,542
                                                                ========        ========

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        PERIOD FROM
                                                                                        JUNE 5, 1996
                                                           YEARS ENDED DECEMBER 31,    (INCEPTION) TO
                                                           ------------------------     DECEMBER 31,
                                                              1999          1998            1997
                                                           ----------    ----------    --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Credit card loans......................................   $ 17,863      $     --        $    --
  Cash and investments...................................      4,191           502             93
                                                            --------      --------        -------
Total interest income....................................     22,054           502             93
                                                            --------      --------        -------
Interest expense:
  Borrowings.............................................     10,900            62             --
  Deposits...............................................          2            --             --
                                                            --------      --------        -------
Total interest expense...................................     10,902            62             --
                                                            --------      --------        -------
Net interest income......................................     11,152           440             93
Provision for loan losses................................     12,072            --             --
                                                            --------      --------        -------
  Net interest income (loss) after provision for loan
     losses..............................................       (920)          440             93
                                                            --------      --------        -------
Non-interest income:
  Servicing and profit and loss sharing..................        340           662             --
  Interchange fee........................................      2,630            --             --
  Credit card fees and other.............................      1,536            35             --
                                                            --------      --------        -------
Total non-interest income................................      4,506           697             --
                                                            --------      --------        -------
Non-interest expenses:
  Salaries and employee benefits.........................     21,854         6,730          1,495
  Marketing, advertising and branding....................     24,649         4,324             50
  Credit card activation and servicing costs.............     11,438         2,328              1
  Occupancy and equipment................................      4,232           958            137
  Professional fees......................................      1,923           520            167
  Amortization of deferred stock compensation............     10,028         1,800             --
  Amortization of loan structuring fee...................      3,706            --             --
  Other..................................................      2,949           539            127
                                                            --------      --------        -------
Total non-interest expenses..............................     80,779        17,199          1,977
                                                            --------      --------        -------
Loss before income taxes.................................    (77,193)      (16,062)        (1,884)
Provision for income taxes...............................          2             2              2
                                                            --------      --------        -------
Net loss.................................................   $(77,195)     $(16,064)       $(1,886)
                                                            ========      ========        =======
Basic and diluted net loss per common share..............   $  (2.54)     $  (5.07)       $ (1.08)
                                                            ========      ========        =======
Weighted average common shares used in net loss per
  common share calculation...............................     30,399         3,166          1,747
                                                            ========      ========        =======

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             CONVERTIBLE
                                              PREFERRED                                                        NOTES
                                           STOCK SERIES A-D    COMMON STOCK     ADDITIONAL     DEFERRED      RECEIVABLE
                                           ----------------   ---------------    PAID-IN        STOCK           FROM
                                           SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   SHAREHOLDERS
                                           -------   ------   ------   ------   ----------   ------------   ------------
                                                                          (IN THOUSANDS)
Issuance of common stock.................       --    $ --     6,773    $ 7      $      8      $     --         $ --
Issuance of convertible preferred stock
 Series A................................    2,756       3        --     --         1,201            --          (35)
Issuance of convertible preferred stock
 Series B................................    6,354       6        --     --         3,488            --           --
Return of common stock...................       --      --      (630)    (1)            1            --           --
Repurchase of common stock...............       --      --    (1,248)    (1)           (4)           --           --
Net loss from inception to
 December 31, 1997.......................       --      --        --     --            --            --           --
                                           -------    ----    ------    ---      --------      --------         ----
Balances at December 31, 1997............    9,110       9     4,895      5         4,694            --          (35)
Issuance of convertible preferred stock
 Series C................................    9,133       9        --     --        11,662            --           --
Issuance of convertible preferred stock
 Series D................................   14,404      15        --     --        38,351            --           --
Issuance of common stock upon exercise of
 stock options...........................       --      --        37     --             2            --           --
Issuance of preferred stock warrants.....       --      --        --     --         1,375            --           --
Return of convertible preferred stock
 Series A in settlement of notes
 receivable..............................      (21)     --        --     --            (9)           --            9
Deferred stock compensation..............       --      --        --     --         7,800        (7,800)          --
Amortization for deferred stock
 compensation............................       --      --        --     --            --         1,800           --
Net loss.................................       --      --        --     --            --            --           --
                                           -------    ----    ------    ---      --------      --------         ----
Balances at December 31, 1998............   32,626      33     4,932      5        63,875        (6,000)         (26)
Issuance of common stock upon exercise of
 stock options and warrants..............       --      --     2,064      2           678            --           --
Issuance of common stock from IPO, net of
 expenses................................       --      --     6,900      7       126,969            --           --
Issuance of common stock from secondary
 offering, net of expenses...............       --      --     4,500      4       153,001            --           --
Issuance of stock warrants...............       --      --        --     --        25,191            --           --
Conversion of preferred stock to common
 stock...................................  (32,626)    (33)   32,626     33            --            --           --
Deferred stock compensation..............       --      --        --     --        16,031       (16,031)          --
Amortization for deferred stock
 compensation............................       --      --        --     --            --        10,028           --
Settlement of note receivable............       --      --        --     --            --            --           13
Net loss.................................       --      --        --     --            --            --           --
                                           -------    ----    ------    ---      --------      --------         ----
Balances at December 31, 1999............       --    $ --    51,022    $51      $385,745      $(12,003)        $(13)
                                           =======    ====    ======    ===      ========      ========         ====


                                                             TOTAL
                                           ACCUMULATED   SHAREHOLDERS'
                                             DEFICIT        EQUITY
                                           -----------   -------------
                                                 (IN THOUSANDS)
Issuance of common stock.................   $     --       $     15
Issuance of convertible preferred stock
 Series A................................         --          1,169
Issuance of convertible preferred stock
 Series B................................         --          3,494
Return of common stock...................         --             --
Repurchase of common stock...............         --             (5)
Net loss from inception to
 December 31, 1997.......................     (1,886)        (1,886)
                                            --------       --------
Balances at December 31, 1997............     (1,886)         2,787
Issuance of convertible preferred stock
 Series C................................         --         11,671
Issuance of convertible preferred stock
 Series D................................         --         38,366
Issuance of common stock upon exercise of
 stock options...........................         --              2
Issuance of preferred stock warrants.....         --          1,375
Return of convertible preferred stock
 Series A in settlement of notes
 receivable..............................         --             --
Deferred stock compensation..............         --             --
Amortization for deferred stock
 compensation............................         --          1,800
Net loss.................................    (16,064)       (16,064)
                                            --------       --------
Balances at December 31, 1998............    (17,950)        39,937
Issuance of common stock upon exercise of
 stock options and warrants..............         --            680
Issuance of common stock from IPO, net of
 expenses................................         --        126,976
Issuance of common stock from secondary
 offering, net of expenses...............         --        153,005
Issuance of stock warrants...............         --         25,191
Conversion of preferred stock to common
 stock...................................         --             --
Deferred stock compensation..............         --             --
Amortization for deferred stock
 compensation............................         --         10,028
Settlement of note receivable............         --             13
Net loss.................................    (77,195)       (77,195)
                                            --------       --------
Balances at December 31, 1999............   $(95,145)      $278,635
                                            ========       ========

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        PERIOD FROM
                                                                                        JUNE 5, 1996
                                                          YEARS ENDED DECEMBER 31,     (INCEPTION) TO
                                                          -------------------------     DECEMBER 31,
                                                             1999           1998            1997
                                                          -----------    ----------    --------------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss................................................   $ (77,195)     $(16,064)       $(1,886)
Adjustments to net loss to arrive at cash used in
  operating activities:
  Provision for loan losses.............................      12,072            --             --
  Deprecation and amortization..........................       5,497           252             15
  Amortization of deferred stock compensation...........      10,028         1,800             --
  Change in operating assets and liabilities:
     Increase in accounts payable.......................       4,596         3,231            135
     Increase in accrued expenses and other
       liabilities......................................      12,836           969            766
     Increase in prepaid and other assets...............     (18,396)       (1,377)          (554)
                                                           ---------      --------        -------
Net cash used in operating activities...................     (50,562)      (11,189)        (1,524)
INVESTING ACTIVITIES:
Net loan originations...................................    (397,363)           --             --
Loan portfolio acquisition..............................     (22,240)           --             --
Acquisition of Textron National Bank, net of cash
  acquired..............................................      (4,459)           --             --
Purchase of equipment and leasehold improvements........      (7,809)       (2,060)          (309)
                                                           ---------      --------        -------
Net cash used in investing activities...................    (431,871)       (2,060)          (309)
FINANCING ACTIVITIES:
Net change in deposits..................................       3,259            --             --
Net change in secured borrowings........................     346,000            --             --
Proceeds from other borrowings..........................      11,689           545             --
Payments made on other borrowings.......................        (834)          (41)            --
Proceeds from issuance of convertible preferred stock...          --        50,037          4,663
Proceeds from issuance of common stock..................     280,661             2             10
Proceeds from settlement of notes receivable............          13            --             --
Proceeds from sale of common stock warrants.............      22,500            --             --
                                                           ---------      --------        -------
Net cash provided by financing activities...............     663,288        50,543          4,673
Net increase in cash and cash equivalents...............     180,855        37,294          2,840
Cash and cash equivalents at the beginning of the
  period................................................      40,134         2,840             --
                                                           ---------      --------        -------
Cash and cash equivalents at the end of the period......   $ 220,989      $ 40,134        $ 2,840
                                                           =========      ========        =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest..............   $   9,314      $     23        $     2
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Unearned stock based compensation.....................   $  16,031      $  7,800        $    --
  Issuance of preferred stock warrants for loan
     structuring/origination fee........................   $   2,691      $  1,375        $    --
  Issuance (return) of convertible preferred stock
     Series A...........................................   $      --      $     (9)       $    35
  Issuance of convertible preferred stock Series C......   $      --      $ 11,671        $    --

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND BUSINESS

     NextCard, Inc., formerly known as Internet Access Financial Corporation ("NextCard"), was incorporated in the State of California on June 5, 1996 and reincorporated in Delaware in May 1999 in connection with its initial public offering ("IPO") (See Note 2), for the purpose of offering Internet-based consumer financial services. For the period from June 5, 1996 (inception) to December 31, 1996, NextCard developed and implemented its corporate structure. Operations during that period consisted of approximately $50,000 in expenses. Beginning in 1997, NextCard focused on the initial planning and development of an Internet-based credit card ("NEXTCARD VISA"), and the development of the necessary systems infrastructure, website, and supporting operations. Prior to 1998, NextCard was in the development stage.

     On December 23, 1997, NextCard began accepting applications for the NEXTCARD(R) VISA(R), which through September 30, 1999 was issued solely through a strategic alliance with Heritage Bank of Commerce ("Heritage Bank" or "Heritage"), a San Jose, California based depository institution. During that period, NextCard originated credit card relationships and serviced the related credit card accounts on behalf of Heritage pursuant to a profit and loss sharing agreement.

     On September 16, 1999, NextCard acquired all of the outstanding common stock of Textron National Bank ("TNB"), a wholly owned subsidiary of Textron Corporation, for $5.0 million over its net book value. TNB had not actively engaged in the banking business for several years, and on the acquisition date held $2.6 million of cash and cash equivalents and a single deposit liability of approximately $540,000. Immediately prior to the closing of the acquisition, TNB converted into a national bank limited to credit card operations and changed its name to "NextBank, National Association" ("NextBank"). On September 16, 1999, in connection with the acquisition and formation of NextBank, all of the issued and outstanding capital stock of NextCard Funding Corp. ("NCFC") was contributed to NextBank. Accordingly, NCFC became a wholly owned subsidiary of NextBank, which, in turn, is a wholly owned subsidiary of NextCard. The acquisition was accounted for using the purchase method.

     Subsequent to the purchase of NextBank, NextCard began originating accounts on its own behalf. NextCard markets its credit card products solely through the Internet and provides online approval and customized customer product pricing. Other key product features include a customer service interface, which enables the customer to review statements online, review recent account activity online, and download data into different formats.

     NextCard has experienced operating losses to date and had an accumulated deficit at December 31, 1999 and December 31, 1998. Significant net losses are expected for the foreseeable future. Since its formation, NextCard has raised significant capital through two public offerings and private placements of equity securities. Future capital requirements, however, depend on many factors including NextCard's ability to execute its business plan. NextCard may need to raise additional capital through the issuance of debt or equity securities. There can be no assurance that such financing will be available on terms satisfactory to NextCard, if at all.

 2. SIGNIFICANT ACCOUNTING POLICIES

INITIAL PUBLIC OFFERING

     On May 19, 1999, NextCard completed its IPO in which it sold 6.9 million shares of its common stock at a price of $20.00 per share, raising $138.0 million in gross proceeds. Net offering proceeds to NextCard, net of approximately $9.7 million in aggregate underwriters' discounts and commissions and $1.3 million in related costs, were approximately $127.0 million.

                        NEXTCARD, INC. AND SUBSIDIARIES

 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOLLOW-ON OFFERING

     On December 14, 1999, NextCard completed a follow-on offering in which it sold 4.5 million shares of its common stock (an additional 3.8 million shares were sold by selling shareholders) at a price of $35.94 per share raising $161.7 million in gross proceeds. Net offering proceeds to NextCard, net of $8.1 million in aggregate underwriters' discounts and commissions and $0.6 million in related costs, were approximately $153.0 million.

CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include NextCard and its wholly owned subsidiaries, NextBank and NextCard Limited, a company incorporated in England and Wales. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

CASH AND CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

     Cash and cash equivalents are stated at cost, which approximates fair value. NextCard includes in cash equivalents all highly liquid investments that mature within three months after their purchase date. Cash equivalents consist primarily of high-grade commercial paper and money market funds. Restricted cash and cash equivalents relates to NextCard's requirements under its credit facilities and secured borrowings.

     Financial instruments that potentially subject NextCard to concentrations of credit risk consist primarily of cash and cash equivalents at financial institutions. NextCard places its cash and cash equivalents with major financial institutions and such deposits exceed the Federal Deposit Insurance Corporation
(FDIC) limit of $100,000 per account.

ALLOWANCE FOR LOAN LOSSES

     Provisions for loan losses are made in amounts necessary to maintain the allowance for loan losses at a level considered by management to be sufficient to absorb probable net credit losses inherent in the existing loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers several factors including: historical charge-off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios; and other factors. Credit card accounts are generally charged off at the end of the month in which the loan becomes contractually 180 days past due, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets or lease term. Depreciation is computed using a three-year life for computer equipment and a five-year life for furniture and office equipment.

INTANGIBLE ASSETS

     Intangible assets, including the value of acquired customer relationships and goodwill, are amortized over the periods benefited which range from 3 to 15 years.

                        NEXTCARD, INC. AND SUBSIDIARIES

 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROVISION FOR INCOME TAXES

     The liability method of accounting is used for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

SERVICING AND PROFIT AND LOSS SHARING REVENUE RECOGNITION

     Through January 12, 1999, NextCard generated servicing and profit and loss sharing non-interest income pursuant to the Consumer Credit Card Program Agreement between NextCard and Heritage. Under this agreement, NextCard charged Heritage for certain credit card origination and servicing costs associated with credit card accounts originated and shared equally with Heritage in the profit and loss sharing income (as defined in the agreement) generated from these credit card accounts. The servicing and profit or loss sharing income was recognized when realized based on the terms of the agreement.

INTEREST INCOME ON CREDIT CARD LOANS

     Interest income on credit card loans is recognized based on the principal amount of the loans outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or charged off. At that time, the accrued interest portion of the charged off balance is deducted from current period interest income. Subsequent collections on charged off balances are recognized first as principal recoveries and then as interest income.

CREDIT CARD AND INTERCHANGE FEE INCOME

     Credit card and interchange fee income includes late and overlimit charges, cash advance fees, bonus reward fees, processing fees, interchange activity and other miscellaneous fees. Credit card and interchange fee income is recognized in the month realized.

CREDIT CARD FRAUD LOSSES

     NextCard experiences fraud losses from the unauthorized use of credit cards. Transactions suspected of being fraudulent are charged to non-interest expense 120 days from the date identified as fraudulent.

MARKETING, ADVERTISING AND CREDIT CARD ORIGINATION COSTS

     NextCard expenses all marketing and advertising costs as incurred. NextCard defers direct credit card origination costs paid to independent third parties and amortizes these costs on a straight-line basis over 12 months.

COMPREHENSIVE INCOME (LOSS)

     NextCard adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") at December 31, 1998. Under SFAS 130, NextCard is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income
(loss) includes certain changes in equity that are excluded from net income
(loss). Specifically, SFAS 130 requires unrealized holding gains and losses on available-for-sale securities, to be included in

                        NEXTCARD, INC. AND SUBSIDIARIES

 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accumulated other comprehensive income (loss). NextCard has no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods presented.

SEGMENT INFORMATION

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report financial and other descriptive information about reportable operating segments in annual financial statements and interim reporting to shareholders. NextCard adopted SFAS 131 in 1998. NextCard has determined that, through December 31, 1999, it has only one operating and reportable segment, origination and servicing of Internet-based credit card relationships for United States cardholders, which is further described in Note 1.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The preparation of NextCard's consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. NextCard has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB Opinion No. 25") in accounting for its stock options plans.

NET LOSS PER COMMON SHARE

     Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Shares associated with stock options and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per common share).

                        NEXTCARD, INC. AND SUBSIDIARIES

 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                                        PERIOD FROM
                                                                                        JUNE 5, 1996
                                                           YEARS ENDED DECEMBER 31,    (INCEPTION) TO
                                                           ------------------------     DECEMBER 31,
                                                              1999          1998            1997
                                                           ----------    ----------    --------------
Net loss.................................................   $(77,195)     $(16,064)       $(1,886)
                                                            ========      ========        =======
Basic and diluted:
  Weighted average shares of common stock outstanding....     31,192         4,907          5,242
  Less: Weighted average shares subject to repurchase....       (793)       (1,741)        (3,495)
                                                            --------      --------        -------
  Weighted average shares used in computing basic and
     diluted net loss per common shares..................     30,399         3,166          1,747
                                                            ========      ========        =======
Basic and diluted net loss per common share..............   $  (2.54)     $  (5.07)       $ (1.08)
                                                            ========      ========        =======

     NextCard has excluded all convertible preferred stock, warrants for common stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because their inclusion would be antidilutive (i.e., reduce the net loss per common share) for all periods presented. The total number of shares excluded from the calculations of diluted net loss per common share are 14,078,628, 42,130,854, and 13,975,817 for the years ended December 31, 1999 and 1998, and the Inception Period, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per common share using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. While NextCard currently has no derivative financial instruments and does not currently engage in significant hedging activities, NextCard anticipates engaging in derivative and increased hedging activity in the future, and therefore expects to be impacted by the pronouncement. The impact of SFAS 133 on NextCard's consolidated financial statements, however, will depend on a variety of factors including the level of future hedging activity, the types of hedging instruments used and the effectiveness of such instruments.

 3. SIGNIFICANT CONCENTRATION OF CREDIT RISK

     NextCard is active in originating consumer loans in the United States. NextCard reviews each potential customer's application and evaluates the applicant's financial history and ability and willingness to repay. Loans are made on an unsecured basis. The geographic distribution of NextCard's loan portfolio at December 31, 1999 was as follows (in thousands):

                        NEXTCARD, INC. AND SUBSIDIARIES

 3. SIGNIFICANT CONCENTRATION OF CREDIT RISK (CONTINUED)
GEOGRAPHIC REGION

                                                           LOANS       PERCENTAGE
                                                         RECEIVABLE     OF TOTAL
                                                         ----------    ----------
West...................................................   $117,951         28%
Midwest................................................     83,489         20%
South..................................................    102,058         25%
Northeast..............................................    112,817         27%
                                                          --------        ---
          Total........................................   $416,315        100%
                                                          ========        ===

     NextCard owned no loans in 1998; therefore this geographic information is not presented for 1998.

 4. ALLOWANCE FOR LOAN LOSSES

     At December 31, 1998 and 1997, there was no allowance for loan losses as NextCard did not own any loans until January 1999 (see Note 8). The following table presents the change in NextCard's allowance for loan losses for the year ended December 31, 1999 (in thousands):

Balance at December 31, 1998................................  $    --
Provision for loan losses...................................   12,072
Allowance acquired..........................................    1,900
Charge-offs.................................................   (2,518)
Recoveries..................................................       46
                                                              -------
Balance at December 31, 1999................................  $11,500
                                                              =======

     On July 15, 1999, NextCard exercised its option to purchase (through NCFC) all remaining credit card receivables from Heritage. The acquired credit card portfolio had $21.3 million in outstanding balances. NextCard recorded an allowance for loan losses of $1.9 million for the Heritage portfolio upon purchase to reflect the expected loan losses of the acquired portfolio.

 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The following is a summary of equipment and leasehold improvements (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Computer equipment.........................................  $6,855    $1,360
Furniture and office equipment.............................   1,955       490
Leasehold improvements.....................................   1,372       518
                                                             ------    ------
                                                             10,182     2,368
Less: Accumulated depreciation and amortization............   1,797       266
                                                             ------    ------
                                                             $8,385    $2,102
                                                             ======    ======

 6. DEPOSITS

     In September 1999, NextBank began accepting time deposits with terms ranging from three months to two years. These time certificates of deposit are in amounts of $100,000 or more and totaled $3.8 million as of December 31, 1999.

                        NEXTCARD, INC. AND SUBSIDIARIES

 6. DEPOSITS (CONTINUED)
     At December 31, 1999, the above deposits mature as follows (in thousands):

                          MATURITY                            AMOUNT
                          --------                            ------
3 months or less............................................  $  200
Over 3 months through 6 months..............................     200
Over 6 through 12 months....................................   2,100
Over 12 months..............................................   1,300
                                                              ------
                                                              $3,800
                                                              ======

 7. BORROWINGS

     During 1998, NextCard entered into a $1,250,000 equipment loan and security agreement with a finance company. Borrowings under the loan agreement bear interest at 7.55% per year and are secured by related equipment purchases. As of December 31, 1999 and 1998, the loan had an outstanding balance of $962,000 and $504,000, respectively.

     In addition, during 1998 NextCard entered into a $1.0 million lease/loan financing arrangement with a financing company. The lease/loan financing arrangement is secured by a pledge of all equipment leased under the arrangement and bears interest at 7.5% per year. As of December 31, 1999, the lease/loan had an outstanding balance of $828,000. There was no outstanding balance as of December 31, 1998.

     In February and May 1999, NextCard entered into two separate $5.0 million lines of credit with a finance company. Borrowings under the lines of credit accrue interest at 12.25% per year, are repayable in monthly installments and final payment is due in May 2000 and April 2002, respectively. These lines are secured by subordinated security interests in all tangible and intangible assets. These lines of credit had an aggregate outstanding balance of $9,569,000 at December 31, 1999.

     At December 31, 1999, the above borrowings mature as follows (in thousands):

2000...............................................  $ 7,240
2001...............................................    2,695
2002...............................................    1,424
                                                     -------
                                                     $11,359
                                                     =======

 8. CREDIT FACILITIES AND SECURED BORROWINGS

     Until January 12, 1999, Heritage funded all of the credit card accounts and loans originated through NextCard's website. Beginning in January 1999, NextCard began purchasing such credit card receivables from Heritage. Until May 21, 1999, NextCard utilized a $100.0 million secured borrowing facility extended to NCFC by Credit Suisse First Boston ("Credit Suisse") to fund the majority of those receivables. On May 21, 1999, NextCard obtained a $300.0 million commercial paper conduit facility through Barclays Bank PLC ("Barclays") and began utilizing this facility to purchase credit card receivables. Borrowings under this facility are secured by the purchased receivables. NextCard also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility. As of December 31, 1999, $300.0 million was outstanding under this facility.

     In connection with the $100.0 million secured borrowing facility with Credit Suisse described above, NextCard paid the bank a fee for services rendered in connection with structuring the revolving credit facility of $2,100,000 consisting of $725,000 in cash and warrants to purchase 562,500 shares of preferred stock. The warrants' estimated fair market value was $1,375,000. These warrants, which were outstanding at Decem-

                        NEXTCARD, INC. AND SUBSIDIARIES

 8. CREDIT FACILITIES AND SECURED BORROWINGS (CONTINUED) ber 31, 1999, are immediately exercisable at a price of $0.22 per warrant. This loan structuring fee was capitalized and was being amortized on a straight-line basis over the term of the revolving credit facility. Upon the termination of this facility in May 1999, the then unamortized amount was expensed.

     On June 23, 1999, NextCard entered into a $150.0 million facility with ING Barings (U.S.) Capital Markets ("ING Barings"). NextCard's borrowings under this facility are secured by all credit card receivables that it purchases using this facility. As of December 31, 1999, there were no amounts outstanding under the ING Barings facility.

     In addition, on November 12, 1999, NextCard entered into a $220.0 million commercial paper conduit facility with First Union Securities. NextCard's borrowings under this facility are secured by all credit card receivables that it purchases using funds from this facility. As of December 31, 1999, $46.0 million was outstanding under this facility.

     The weighted average rate paid on borrowed funds through these conduit facilities was 6.28% for the year ended December 31, 1999 and was based on the rate at which the conduit provider issues commercial paper. Interest is payable monthly. NextCard did not enter into any conduit facilities during 1998.

 9. COMMITMENTS AND CONTINGENCIES

  Credit

     As of December 31, 1999, NextCard had outstanding credit lines of approximately $1.2 billion committed to its customers. Of the total commitment, approximately $785.0 million was unused. While this amount represented the total available lines of credit to customers, NextCard has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. NextCard generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

  Rental Commitments

     NextCard leases its office space under separate lease agreements and has operating leases for office equipment. The minimum aggregate, non-cancelable payments, by year, under lease obligations with initial or remaining terms of one year or more, some of which contain renewal options based on the then current fair market values, consist of the following at December 31, 1999 (in thousands):

2000................................................  $2,212
2001................................................   2,044
2002................................................   1,908
2003................................................   1,950
2004................................................   1,602
                                                      ------
                                                      $9,716
                                                      ======

     In connection with NextCard's principal office lease, NextCard executed a $1.3 million irrevocable standby letter of credit in favor of the landlord, which expires on October 31, 2000. This letter of credit can be drawn on by the landlord under certain circumstances if NextCard defaults on the lease agreement. Rent expense for the years ended December 31, 1999 and 1998, and the Inception Period was $1,461,453, $346,855, and $54,800, respectively.

                        NEXTCARD, INC. AND SUBSIDIARIES

 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
  Processing Agreement

     In December 1997, NextCard signed a five-year agreement with a third party for processing of credit card receivables with a renewal option. NextCard's minimum payments under this agreement, by year and in the aggregate, are as follows at December 31, 1999 (in thousands):

2000................................................  $1,000
2001................................................   2,500
2002................................................   3,750
                                                      ------
                                                      $7,250
                                                      ======

     Under the terms of the processing agreement, NextCard also received, in January 1998, a $500,000 signing bonus from its third party processor which is being recognized as a reduction of servicing expense on a pro-rata basis over the five-year term of the contract. The unamortized portion of this bonus is included in accrued expenses and other liabilities in the consolidated balance sheets.

  Co-Branding Agreement

     On November 8, 1999, NextCard signed a five-year marketing agreement with Amazon.com, LLC ("Amazon") under which NextCard and Amazon have agreed to deliver co-branded credit card accounts originated on a customized website. NextCard will pay to Amazon an origination fee for each co-branded credit card account, and will pay certain additional compensation including per account renewal fees on each account's anniversary date. Minimum account payments of $85.0 million (subject to performance requirements) will be made by NextCard to Amazon over the term of the agreement. In addition, based on the number of credit card accounts originated, NextCard could pay up to an additional $17.5 million. Separately, NextCard received $22.5 million in cash from Amazon in exchange for a warrant to acquire up to 4.4 million common shares of NextCard. This warrant has an exercise price per share of $39.20, is fully vested and expires on November 8, 2002.

10. CAPITAL REQUIREMENTS

     NextBank is subject to capital adequacy guidelines adopted by the Office of the Comptroller ("OCC"). Failure to meet these minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NextCard's financial statements. The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of shareholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized." As of December 31, 1999, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below (in thousands):

                                           TOTAL                  TIER 1                TIER 1
                                     RISK-BASED CAPITAL     RISK-BASED CAPITAL      LEVERAGE RATIO
                                     ------------------     ------------------     ----------------
                                      AMOUNT     RATIO       AMOUNT     RATIO      AMOUNT     RATIO
                                     --------    ------     --------    ------     -------    -----
Actual.............................  $62,081     13.53%     $56,275     12.27%     $56,275    14.93%
Minimum capital adequacy...........  $36,706      8.00%     $18,353      4.00%     $15,077     4.00%
Minimum well-capitalized...........  $45,882     10.00%     $27,529      6.00%     $18,846     5.00%

     No conditions or events since December 31, 1999 have occurred that management believes would change these categorizations. In addition to the above capital ratios, the OCC requires that for the first three years of

                        NEXTCARD, INC. AND SUBSIDIARIES

10. CAPITAL REQUIREMENTS (CONTINUED)
operation, NextBank maintains a ratio of shareholders' equity plus the allowance for loan losses to total managed assets at no less than 6.5%. As of December 31, 1999, NextBank was in compliance with this capital requirement. NextBank is limited in its ability to declare dividends to NextCard in accordance with the national bank dividend provisions.

11. SHAREHOLDERS' EQUITY

     NextCard has two classes of authorized stock: common stock and preferred stock. Each share of outstanding convertible preferred stock automatically converted into a share of common stock immediately upon the consummation of the IPO. A total of 32,625,734 of new common shares were issued upon conversion of the preferred stock.

     Under the amended and restated certificate of incorporation adopted as of May 13, 1999, 12,567,285 shares of convertible preferred stock are authorized to be issued in one or more series. Also, 77,432,715 shares of voting common stock are authorized and 10,000,000 shares of non-voting common stock are authorized.

  Common Stock

     On July 15, 1996, the Chairman, Chief Executive Officer and President of NextCard purchased 4,500,000 shares of newly issued common stock for aggregate consideration of $5,000, 75% of which were issued subject to NextCard's right, but not its obligation, to repurchase at the original issue price. NextCard's repurchase rights lapse semi-annually over a four-year period, subject to continuing employment by NextCard. On April 2, 1997, the Chairman and Chief Executive Officer returned 450,000 of such shares to NextCard without consideration. Accordingly, as of December 31, 1999, 1998 and 1997, there were 393,750, 1,237,500 and 2,081,250, shares subject to repurchase, respectively. On January 15, 2000, NextCard's right to repurchase these shares expired.

     On September 18, 1996, NextCard sold 2,272,500 shares of common stock to three of its employees (two of who have since left NextCard's employment) for aggregate consideration of $10,100. Those shares of common stock are subject to NextCard's right to repurchase at the original issuance price. NextCard's repurchase rights to ten percent of the stock lapsed at the date of sale and the repurchase rights to the remaining shares lapse semi-annually over a four year period subject to continued employment by NextCard. During 1997, one of the employees returned 180,000 of such shares to NextCard without consideration, and NextCard exercised its right to repurchase 1,247,625 shares from employees who left NextCard. As of December 31, 1999, 1998 and 1997, 106,317, 212,625 and
318,938 shares remained subject to repurchase, respectively.

     Common stock was reserved for issuances as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Conversion of convertible preferred stock...................      --    32,626
Exercise of outstanding stock options.......................   8,181     6,976
Shares of common stock available for grant under the 1997
  Stock Plan................................................   4,816     1,987
Exercise of outstanding warrants............................   5,398     1,139
1999 Employee Stock Purchase Plan...........................      83        --
                                                              ------    ------
                                                              18,478    42,728
                                                              ======    ======

                        NEXTCARD, INC. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY (CONTINUED)
  Convertible Preferred Stock

     Convertible preferred stock issued and outstanding was as follows (in thousands):

                                                                  DECEMBER 31, 1998
                                                             ---------------------------
                                                                 SHARES
                                                             OUTSTANDING(1)    AMOUNT(2)
                                                             --------------    ---------
Series A...................................................       2,735         $ 1,195
Series B-1, B-2............................................       6,354           3,494
Series C-1, C-2............................................       9,133          11,671
Series D-1, D-2............................................      14,404          38,366
                                                                 ------         -------
                                                                 32,626         $54,726
                                                                 ======         =======

---------------
(1) The per share issuance price for Series A, Series B, Series C, and Series D was $0.44, $0.56, $1.29 and $2.67, respectively.

(2) Amount is net of issuance costs.

     When NextCard completed its IPO, all convertible preferred stock automatically converted to common stock; therefore, no convertible preferred stock was issued or outstanding at December 31, 1999.

     Dividends on each series of convertible preferred stock were non-cumulative and were payable, in any fiscal year, when and as declared by NextCard.

     Holders of Series C and D Convertible Preferred Stock were entitled to receive a liquidation preference prior and in preference to any distribution to the holders of Series A or Series B Convertible Preferred Stock and the common shareholders in an amount equal to all declared but unpaid dividends, if any, attributable to the Series C and D Convertible Preferred Stock, plus $1.29 and $2.67 per share of Series C and D Convertible Preferred Stock, respectively, adjusted for any combinations, consolidations, stock distributions or dividends.

     After payment of the prior liquidation preference to Series C and D Convertible Preferred Stock, holders of Series A and B Convertible Preferred Stock were entitled, prior and in preference to any common shareholders to receive an amount equal to all declared but unpaid dividends, if any, attributable to the Series A and B Convertible Preferred Stock plus $0.44 and $0.56 per share of Series A and B Convertible Preferred Stock, respectively, as adjusted for any combinations, consolidations, stock distributions or dividends. The liquidation preference for holders of Series A Convertible Preferred Stock was $1,215,624 at December 31, 1998. The liquidation preference for holders of Series B Convertible Preferred Stock was $3,530,000 at December 31, 1998.

     If the distributable assets were insufficient to permit payment to the Series C and D Preferred Shareholders of their preferential amount, then the entire amount of distributable assets, would have been distributed pro rata among the Series C and D Preferred Shareholders in proportion to their respective preferential amounts. Similarly, if the remaining distributable assets after payment of the Series C and D Preferred Shareholders' initial liquidation amount was insufficient to permit payment to the Series A and B Preferred Shareholders of their preferred amount, then the remaining distributable assets would have been distributed pro rata among the Series A and B Preferred Shareholders in proportion to their respective preferential amounts.

     Following payment of such liquidation preference, the remaining assets, if any, would have been available for distribution to the holders of NextCard's Common Stock, except that the holders of the Series C and D Convertible Preferred Stock were entitled to participate with the holders of NextCard's Common Stock until

                        NEXTCARD, INC. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY (CONTINUED)
holders of Series C Convertible Preferred Stock had received a total of $2.58 per share and the holders of Series D Convertible Preferred Stock had received a total of $6.67 per share.

     Each share of Series A, B-1, C-1 and D-1 Convertible Preferred Stock carried voting rights ("Voting Preferred"). Each holder of Voting Preferred was entitled to the number of votes equal to the number of shares of common stock into which such shares of Voting Preferred held by such Preferred Shareholder could then have been converted; provided, however, that each holder of Series A Convertible Preferred Stock would have been entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Convertible Preferred Stock held by such Preferred Shareholder could then be converted, times 1.1. Shares of Series B-2, C-2 and D-2 Convertible Preferred Stock were non-voting, except as otherwise required by the relevant provisions of California law.

12. STOCK OPTION PLAN AND WARRANTS

  Stock Option Plan

     Under the 1997 Stock Plan, NextCard offers options to purchase shares of its common stock to employees, including officers and directors of, and consultants to, NextCard who are not also employees of NextCard. At December 31, 1999, 1998 and 1997 NextCard had reserved 14,625,000, 9,000,000 and 5,130,000 shares of common stock for issuance under the plan. The plan is administered by the Board of Directors. The plan authorizes the Board of Directors to award a number of forms of stock-based compensation to eligible participants, including incentive and nonqualified stock options which generally vest over a four year period. Restricted stock purchase rights may also be granted under the plan.

     The following summarizes stock option activity and related information during the years ended December 31, 1999, 1998 and during the period from plan inception to December 31, 1997 (in thousands, except per share amounts):

                                                                                       WEIGHTED AVERAGE
                                                    SHARES        EXERCISE PRICE        EXERCISE PRICE
                                                    ------      -------------------    ----------------
Outstanding at April 2, 1997 (Plan Inception).....      --                       --             --
  Granted.........................................   2,345      $0.04    -   $ 0.06         $ 0.05
  Forfeited.......................................    (315)     $0.04                       $ 0.04
                                                    ------      -------------------    ----------------
Outstanding at December 31, 1997..................   2,030      $0.04    -   $ 0.06         $ 0.05
  Granted.........................................   5,419      $0.06    -   $ 0.56         $ 0.16
  Exercised.......................................     (37)     $0.04    -   $ 0.06         $ 0.05
  Forfeited.......................................    (435)     $0.06    -   $ 0.33         $ 0.09
                                                    ------      -------------------    ----------------
Outstanding at December 31, 1998..................   6,977      $0.04    -   $ 0.56         $ 0.13
  Granted.........................................   4,185      $1.67    -   $29.38         $14.61
  Exercised.......................................  (1,591)     $0.04    -   $ 1.67         $ 0.08
  Forfeited.......................................  (1,390)     $0.06    -   $29.38         $ 5.39
                                                    ------      -------------------    ----------------
Outstanding at December 31, 1999..................   8,181      $0.04    -   $29.38         $ 6.66
                                                    ======      ===================    ================
Options exercisable at December 31, 1999..........   1,323      $0.04    -   $ 1.67         $ 0.18
                                                    ======      ===================    ================
Options exercisable at December 31, 1998..........     802      $0.04    -   $ 0.13         $ 0.05
                                                    ======      ===================    ================
Options exercisable at December 31, 1997..........     204      $0.04                       $ 0.04
                                                    ======      ===================    ================

                        NEXTCARD, INC. AND SUBSIDIARIES

12. STOCK OPTION PLAN AND WARRANTS (CONTINUED)
     Exercise prices for stock options outstanding as of December 31, 1999, and the weighted average remaining contractual life are as follows (in thousands, except per share data):

                                      WEIGHTED AVERAGE
  EXERCISE PRICES        OPTIONS         REMAINING          NUMBER
     PER SHARE         OUTSTANDING    CONTRACTUAL LIFE    EXERCISABLE
-------------------    -----------    ----------------    -----------
$ 0.04   -   $0.06..      2,292       3.8 - 8.8 years          633
$ 0.07   -   $0.14..      1,938       3.9 - 8.9 years          479
$ 0.15   -   $1.67..        948       9.0 - 9.2 years          211
$ 1.68   -   $15.00..     1,246       9.3 - 9.4 years           --
$15.01   -   $29.38..     1,757       9.6 - 9.9 years           --
                          -----                              -----
                          8,181                              1,323
                          =====                              =====

     The weighted average fair value of options granted in 1999 and 1998, and the Inception Period was $6.48, $3.87, and $0.05, respectively.

     As discussed in Note 2, NextCard has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion No. 25, NextCard does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

     The fair value of these awards for the purpose of the alternative fair value disclosures required by SFAS 123 was estimated as of the date of grant using option pricing models. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the options. Because NextCard's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. For purposes of NextCard's pro forma disclosures, the fair value of options granted for the year ended December 31, 1999 was determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield of zero; expected volatility of 39%; risk-free interest rate of 6.3%; and expected life of five years. The fair value of options granted for the year ended December 31, 1998 and the Inception Period was determined using the minimum value method. The following weighted-average assumptions were used: dividend yield of zero; risk-free interest rate of approximately 5%; and expected life of five years.

                        NEXTCARD, INC. AND SUBSIDIARIES

12. STOCK OPTION PLAN AND WARRANTS (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. NextCard's pro forma information follows (in thousands, except per share data):

                                                                            PERIOD FROM
                                                       YEARS ENDED          JUNE 5, 1996
                                                       DECEMBER 31,        (INCEPTION) TO
                                                   --------------------     DECEMBER 31,
                                                     1999        1998           1997
                                                   --------    --------    --------------
Net Loss:
  As reported....................................  $(77,195)   $(16,064)      $(1,886)
  Pro Forma......................................  $(79,047)   $(16,533)      $(1,889)
Basic and diluted net loss per common share:
  As reported....................................  $  (2.54)   $  (5.07)      $ (1.08)
  Pro Forma......................................  $  (2.60)   $  (5.22)      $ (1.08)

     The compensation cost associated with NextCard's stock-based compensation plans determined using the methods prescribed above did not result in a material difference from the reported net loss for the years ended December 31, 1999 and 1998, and the Inception Period. Future pro forma net income results may be materially different from actual amounts reported.

  Deferred Stock Compensation

     In connection with certain stock option grants to employees during the year ended December 31, 1999 and 1998, NextCard recorded deferred stock compensation of $16.0 million and $7.8 million representing the difference between the exercise price of the options and the deemed fair value of NextCard's common stock on the date such stock options were granted. Such amount is included as a reduction of shareholders' equity and is being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally four years. In the years ended December 31, 1999 and 1998, NextCard recorded amortization of deferred stock compensation expense of $10.0 million and $1.8 million, respectively. At December 31, 1999, $12.0 million of deferred stock compensation remained unamortized.

  Warrants

     NextCard had outstanding the following warrants to purchase its securities (in thousands, except per share data):

                                               DECEMBER 31, 1999              DECEMBER 31, 1998
                                          ---------------------------    ---------------------------
                                          NUMBER OF                      NUMBER OF
                                          WARRANTS     EXERCISE PRICE    WARRANTS     EXERCISE PRICE
         DESCRIPTION OF SERIES             ISSUED        PER SHARE        ISSUED        PER SHARE
         ---------------------            ---------    --------------    ---------    --------------
Common Stock............................    5,398      $0.22 - $39.20        515      $0.13 - $0.56
Series C-1 Convertible Preferred
  Stock.................................       --                  --         39          $1.29
Series D-1 Convertible Preferred
  Stock.................................       --                  --        585      $0.22 - $2.67
                                            -----                          -----
                                            5,398                          1,139
                                            =====                          =====

     At December 31, 1999 and 1998, 5,398,000 and 1,079,000 warrants, respectively, were exercisable. Expenses related to the deemed fair value of these warrants for services rendered by third parties were not material. In 1998 NextCard paid a loan structuring fee of $2,100,000, consisting of $725,000 in cash and 562,500 warrants with a deemed fair value of $1,375,000. The warrants are exercisable from August 15, 1997 to August 15, 2000. During 1999, NextCard paid loan structuring fees to a finance company of $2,741,000, consisting of $50,000 in cash and 305,360 warrants with a deemed fair value of $2,691,000. As described further in Note 9, NextCard issued warrants to acquire 4.4 million common shares of NextCard to Amazon.

                        NEXTCARD, INC. AND SUBSIDIARIES

12. STOCK OPTION PLAN AND WARRANTS (CONTINUED)
 Stock Purchase Plan

     NextCard's 1999 Employee Stock Purchase Plan is available for eligible employees. A maximum of 100,000 shares of common stock are permitted to be issued under the stock purchase plan. Under the stock purchase plan, shares of NextCard's common stock may be purchased at the end of each offering period at 85% of the lower of the fair market value on the first and last day of the offering period. Eligible employees may designate a portion of their compensation, not to exceed 10% of their gross compensation during an offering period, to purchase shares under this plan. The offering periods begin every six months, on each January 1 and July 1, and have a duration of six months, except that the first offering period began on May 16, 1999.

13. DEFINED CONTRIBUTION 401(k) PLAN

     In October 1999, NextCard adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. As of December 31, 1999, NextCard did not match employee contributions.

14. INCOME TAXES

     The provision for income taxes consists of the minimum California State franchise tax of $1,600 and results in an effective tax rate that differs from the federal statutory rate primarily due to net operating losses for which a valuation allowance has been established. The following is a summary of deferred tax assets (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 27,639    $ 6,021
  Allowance for loan losses.................................     3,951         --
  Deferred start-up costs...................................       388        541
  Deferred revenue..........................................       196        209
  Other.....................................................       622         72
                                                              --------    -------
Total deferred tax assets...................................    32,796      6,843
Valuation allowance.........................................   (32,796)    (6,843)
                                                              --------    -------
                                                              $     --    $    --
                                                              ========    =======

     At December 31, 1999, NextCard had federal and California net operating loss carryforwards (NOLs) of approximately $72,200,000 and $43,200,000, respectively, available to offset future taxable income. The NOLs begin expiring in 2012 for federal purposes and 2004 for California purposes.

     Realization of NOLs is dependent on future taxable earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the deferred tax assets as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $25,953,000 and $5,998,000 for the years ended December 31, 1999 and 1998, respectively. During the Inception Period, NextCard provided a valuation allowance of $845,000.

     Utilization of tax carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation could result in expiration of NOLs before full utilization.

                        NEXTCARD, INC. AND SUBSIDIARIES

15. INTEREST RATE RISK MANAGEMENT INSTRUMENTS

     NextCard has entered into interest rate cap agreements, the effect of which is to establish maximum interest rates on a portion of its managed funding sources. To the extent NextCard has funded fixed rate receivables with variable rate deposits or debt, the interest caps are designed to protect net interest margin. To the extent NextCard has securitized fixed rate receivables using variable rate instruments, the interest rate caps are designed to protect loan servicing income. As of December 31, 1999, NextCard had $520.0 million notional amount of interest rate caps outstanding which mature in years ranging from 2001 through 2002.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     NextCard has estimated the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Financial instruments include both assets and liabilities, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the balance sheets (such as the value of the credit card relationships for originated loans) are not considered financial instruments and , accordingly, are not valued for purposes of this disclosure. NextCard believes that there is value associated with these assets based on current market conditions, including the purchase and sale of such assets.

     Quoted market prices generally are not available for all of NextCard's financial instruments. Accordingly, in cases where quoted market prices are not available, fair values were estimated using present value and other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimated future cash flows. Such assumptions are based on historical experience and assessments regarding the collectibility of assets and related interest, and estimates of product lives and repricing characteristics used in NextCard's asset/liability management process. These assumptions involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Thus, changes in these assumptions could significantly affect the fair value estimates.

     All of NextCard's financial instruments approximated fair value as of December 31, 1999. A description of the methods and assumptions used to estimate the fair value of each class of NextCard's financial instruments is as follows:

  Cash and cash equivalents

     The carrying amounts approximate fair value due to the short-term nature of these instruments.

  Loans receivable

     The fair value of loans is estimated by discounting the estimated future cash flows adjusted for differences in loan characteristics.

  Deposits

     The fair values disclosed for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates at an assumed marginal market funding rate.

  Long-term borrowings

     The fair value of NextCard's long-term borrowings is estimated using a discounted cash flow model. The discount rates used were based on yield-curves appropriate for the remaining maturities of the instruments.

                        NEXTCARD, INC. AND SUBSIDIARIES

17. NEXTCARD, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEET

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
ASSETS:
  Cash and cash equivalents................................    $222,983        $40,134
  Investment in subsidiaries...............................      61,192          2,100
  Equipment and leasehold improvements, net................       7,040          2,102
  Prepaid and other assets.................................      18,426          1,206
                                                               --------        -------
          Total assets.....................................    $309,641        $45,542
                                                               ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable.........................................    $  7,962        $ 3,366
  Accrued expenses and other liabilities...................      11,685          1,735
  Other borrowings.........................................      11,359            504
                                                               --------        -------
          Total liabilities................................      31,006          5,605
Shareholders' equity.......................................     278,635         39,937
                                                               --------        -------
          Total liabilities and shareholders' equity.......    $309,641        $45,542
                                                               ========        =======

                            STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Revenues:
  Interest income...........................................   $  3,564      $    502
  Other income..............................................        527           697
                                                               --------      --------
          Total revenues....................................      4,091         1,199
Expenses:
  Interest expense..........................................      1,641            62
  Salaries and employee benefits............................     21,814         6,730
  Marketing, advertising, and branding......................     24,649         4,324
  Credit card activation and servicing costs................     11,438         2,328
  General and administration and other......................      8,320         2,017
  Amortization of deferred compensation.....................     10,028         1,800
  Less fees received from subsidiaries......................    (15,563)           --
                                                               --------      --------
          Total expenses....................................     62,327        17,261
Income before income taxes and equity in net loss of
  subsidiaries..............................................    (58,236)      (16,062)
Provision for income taxes..................................          2             2
Equity in net loss of subsidiaries..........................    (18,957)           --
                                                               --------      --------
          Net Loss..........................................   $(77,195)     $(16,064)
                                                               ========      ========

                        NEXTCARD, INC. AND SUBSIDIARIES

17. NEXTCARD, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................   $(77,195)     $(16,064)
Adjustments to net loss to arrive at cash used in operating
  activities:
  Equity in net loss of subsidiaries........................     18,958            --
  Deprecation and amortization..............................      1,941           252
  Amortization of deferred compensation expense.............     10,028         1,800
  Change in operating assets and liabilities:
     Increase in accounts payable...........................      4,596         3,231
     Increase in accrued expenses and other liabilities.....      9,967           969
     Increase in prepaid and other assets...................    (15,241)          723
                                                               --------      --------
Net cash used in operating activities.......................    (46,946)       (9,089)
INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements............     (7,684)       (2,060)
Capital contribution to subsidiary..........................    (76,550)       (2,100)
                                                               --------      --------
Net cash used in investing activities.......................    (84,234)       (4,160)
FINANCING ACTIVITIES:
Proceeds from other borrowings..............................     11,689           545
Payments made on other borrowings...........................       (834)          (41)
Proceeds form issuance of preferred stock...................         --        50,037
Proceeds from issuance of common stock......................    280,661             2
Proceeds from settlement of notes receivable................         13            --
Proceeds from sale of warrants..............................     22,500            --
                                                               --------      --------
Net cash provided by financing activities...................    314,029        50,543
Net increase in cash and cash equivalents...................    182,849        37,294
Cash and cash equivalents at the beginning of year..........     40,134         2,840
                                                               --------      --------
Cash and cash equivalents at the end of year................   $222,983      $ 40,134
                                                               ========      ========

18. SUBSEQUENT EVENT

     On March 1, 2000, NextCard sold approximately $330.0 million of its then outstanding credit card receivables in a securitization transaction that qualified for sales treatment in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This sale, including any gain, will be recorded in March 2000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NextCard, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of NextCard, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from June 5, 1996 (inception) to December 31, 1997. These financial statements are the responsibility of NextCard, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NextCard, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from June 5, 1996 (inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

San Francisco, California
January 26, 2000, except as to Note 18,
as to which the date is
March 1, 2000

                           QUARTERLY DATA (UNAUDITED)

            SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1998        1998         1998            1998
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Interest income.................................   $    33    $    79       $   116        $   274
Interest expense................................        --          1            47             14
                                                   -------    -------       -------        -------
Net interest income.............................        33         78            69            260
Provision for loan losses.......................        --         --            --             --
Non-interest income.............................        34        133           139            391
Non-interest expenses...........................     1,441      3,281         5,009          7,468
                                                   -------    -------       -------        -------
Loss before income taxes........................    (1,374)    (3,070)       (4,801)        (6,817)
Provision for income taxes......................        --         --            --              2
                                                   -------    -------       -------        -------
Net loss........................................   $(1,374)   $(3,070)      $(4,801)       $(6,819)
Basic and diluted loss per share................   $ (0.48)   $ (1.03)      $ (1.44)       $ (1.96)
                                                   =======    =======       =======        =======
Proforma basic and diluted loss per share(1)....   $ (0.15)   $ (0.17)      $ (0.22)       $ (0.22)
SUPPLEMENTAL OPERATING DATA
Total credit card loan receivables
 outstanding....................................   $ 1,626    $ 9,402       $35,334        $66,042
Total number of open credit card accounts at
 period end.....................................         1          5            19             40
Total revenue: interest income and non-interest
 income.........................................   $    67    $   212       $   255        $   665
Net Interest Margin.............................        --         --            --             --

                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1999        1999         1999            1999
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Interest income.................................  $    660    $  3,031     $  6,886        $ 11,477
Interest expense................................       647       1,866        3,249           5,142
                                                  --------    --------     --------        --------
Net interest income.............................        13       1,165        3,637           6,335
Provision for loan losses.......................       995       1,047        3,185           6,845
Non-interest income.............................       343         613        1,133           2,417
Non-interest expenses...........................    10,343      19,419       24,357          26,660
                                                  --------    --------     --------        --------
Loss before income taxes........................   (10,982)    (18,688)     (22,772)        (24,753)
Provision for income taxes......................        --           2           --              --
                                                  --------    --------     --------        --------
Net loss........................................  $(10,982)   $(18,690)    $(22,772)       $(24,753)
Basic and diluted loss per share................  $  (2.84)   $  (0.74)    $  (0.50)       $  (0.53)
                                                  ========    ========     ========        ========
Proforma basic and diluted loss per share(1)....  $  (0.30)   $  (0.45)    $  (0.50)       $  (0.53)
SUPPLEMENTAL OPERATING DATA
Total credit card loan receivables
 outstanding....................................  $ 96,293    $163,446     $268,014        $416,315
Total number of open credit card accounts at
 period end.....................................        66          85          134             220
Total revenue: interest income and non-interest
 income.........................................  $  1,003    $  3,644     $  8,019          13,894
Net Interest Margin.............................      0.08%       2.50%        4.49%           5.50%

---------------
(1) Pro forma basic and diluted net loss per common share has been computed as described in Note 2 to the Consolidated Financial Statements and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                           COMMON STOCK PRICE RANGES

     Since our initial public offering on May 14, 1999, our common stock has been traded on the Nasdaq National Market under the symbol "NXCD." At March 15, 2000, we had approximately 330 shareholders of record. We believe there are approximately 11,500 beneficial holders of our common stock.

     The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

                                                      HIGH       LOW
                                                     -------    ------
Second Quarter (from May 14).......................  $ 50.00    $22.00
Third Quarter......................................  $ 41.50    $19.13
Fourth Quarter.....................................  $ 53.12    $22.81

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors is set forth in the Company's proxy statement for the annual meeting of shareholders to be held on May 26, 2000 which will be filed within 120 days after December 31, 1999 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of regulation S-K, set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under "Compensation Tables and Compensation Matters" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under "Company Stock Owned by Officers and Directors" and "Persons Owning More Than Five Percent of Company Common Stock" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

     With the exception of the information incorporated by reference in Items 10 - 13 above, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are made part of this report:

     1.FINANCIAL STATEMENT SCHEDULES

       All schedules to the consolidated financial statements normally required by form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

(b)REPORTS ON FORM 8-K:

   None filed.

(c)EXHIBITS: See exhibit Index on page 60 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on the      day of
March, 2000.

                                          NEXTCARD, INC.
                                          (Registrant)

                                          By       /s/ JEREMY R. LENT
                                            ------------------------------------
                                                       Jeremy R. Lent
                                                   Chairman of the Board,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NextCard, Inc., the Registrant, and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JEREMY R. LENT                         Chairman of the Board       March 30, 2000
-----------------------------------------------------      Chief Executive Officer
                   Jeremy R. Lent                       (Principal Executive Officer)

                 /s/ JOHN V. HASHMAN                          President, Chief          March 30, 2000
-----------------------------------------------------         Financial Officer
                   John V. Hashman                        (Principal Financial and
                                                             Accounting Officer)

                /s/ JEFFREY D. BRODY                              Director              March 30, 2000
-----------------------------------------------------
                  Jeffrey D. Brody

                 /s/ ALAN N. COLNER                               Director              March 30, 2000
-----------------------------------------------------
                   Alan N. Colner

               /s/ DANIEL R. EITINGTON                            Director              March 30, 2000
-----------------------------------------------------
                 Daniel R. Eitington

                 /s/ TOD H. FRANCIS                               Director              March 30, 2000
-----------------------------------------------------
                   Tod H. Francis

                /s/ SAFI U. QURESHEY                              Director              March 30, 2000
-----------------------------------------------------
                  Safi U. Qureshey

                /s/ BRUCE G. RIGIONE                              Director              March 30, 2000
-----------------------------------------------------
                  Bruce G. Rigione

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
  3.1    Amended and Restated Certificate of Incorporation
         (incorporated by reference to Exhibit 3.1 to the Company's
         Registration Statement on Form S-1 (No. 333-74755)).
  3.2    Amended and Restated Bylaws (incorporated by reference to
         Exhibit 3.2 to the Company's Registration Statement on Form
         S-1 (No. 333-74755)).
  4.1    Form of Stock Certificate (incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form
         S-1 (No. 333-74755)).
 10.1    Form of Indemnification Agreement between NextCard and each of its officers and directors (incorporated by reference to
         Exhibit 10.1 to the Company's Registration Statement on Form
         S-1 (No. 333-74755)).
 10.2    *Amended and Restated Stock Restriction Agreement dated
         March 1999 between NextCard and Jeremy Lent (incorporated by reference to Exhibit 10.2 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.3    *Stock Purchase and Restriction Agreement dated September
         18, 1996 between NextCard and Timothy Coltrell (incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1 (No. 333- 74755)).
 10.4    Form of Subscription Agreement for Series A Preferred Stock
         (incorporated by reference to Exhibit 10.4 to the Company's
         Registration Statement on Form S-1 (No. 333-74755)).
 10.5    Series B Preferred Stock Purchase Agreement dated August 15,
         1997 among NextCard and certain investors (incorporated by reference to Exhibit 10.5 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.6    Office Lease dated September 24, 1997 between NextCard and
         Market & Second, Inc., as amended (See 10.36) (incorporated by reference to Exhibit 10.6 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.7    *1997 Stock Plan and form of Option Agreement under 1997
         Stock Plan (incorporated by reference to Exhibit 10.7 to the
         Company's Registration Statement on Form S-1 (No.
         333-74755)).
 10.8+   Consumer Credit Card Program Agreement dated November 25,
         1997 between NextCard and Heritage Bank of Commerce
         (incorporated by reference to Exhibit 10.8 to the Company's
         Registration Statement on Form S-1 (No. 333-74755)).
 10.9    Remittance Processing Services Agreement dated December 1,
         1997 between Heritage Bank of Commerce and National
         Processing Company (incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement on Form S-1
         (No. 333-74755)).
 10.10   Professional Services Agreement dated October 14, 1998
         between Heritage Bank of Commerce and Response Data
         Corporation (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No.
         333-74755)).
 10.11   Service Agreement dated December 22, 1997 between NextCard and First Data Resources Inc. (incorporated by reference to
         Exhibit 10.11 to the Company's Registration Statement on
         Form S-1 (No. 333-74755)).
 10.12   Master Services Agreement dated December 23, 1997 between
         NextCard and Exodus Communications, Inc. (incorporated by
         reference to Exhibit 10.12 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.13   License Agreement dated May 1, 1998 between NextCard and
         Binary Compass Enterprises, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on
         Form S-1 (No. 333-74755)).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 10.14   Series C Preferred Stock Purchase Agreement dated May 13,
         1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.14 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.15   Sublease dated May 15, 1998 between NextCard and KAO
         Infosystems Company (incorporated by reference to Exhibit
         10.15 to the Company's Registration Statement on Form S-1
         (No. 333-74755)).
 10.16   Master Lease Agreement dated May 22, 1998 between NextCard and Comdisco, Inc. (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-1
         (No. 333-74755)).
 10.17   Loan and Security Agreement dated June 17, 1998 by and
         between NextCard and Lighthouse Capital Partners II, L.P
         (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1 (No. 333-74755)).
 10.18   Cardholder Rewards Program Agreement dated June 22, 1998
         between NextCard and Intellipost Corporation (subsequently renamed MyPoints.com) (incorporated by reference to Exhibit
         10.18 to the Company's Registration Statement on Form S-1
         (No. 333-74755)).
 10.19   Form of Bottom Dollar Network Membership Agreement
         (incorporated by reference to Exhibit 10.19 to the Company's
         Registration Statement on Form S-1 (No. 333-74755)).
 10.20   Series D Preferred Stock Purchase Agreement dated November
         5, 1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.20 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.21+  Loan Agreement dated December 29, 1998 among NextCard
         Funding Corp. and Credit Suisse First Boston (incorporated by reference to Exhibit 10.21 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.22+  Account Origination Agreement dated December 29, 1998 by and between NextCard and Heritage Bank of Commerce (incorporated by reference to Exhibit 10.22 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.23   *Employment Agreement dated as of January 1, 1999 between
         NextCard and Jeremy R. Lent (incorporated by reference to
         Exhibit 10.23 to the Company's Registration Statement on
         Form S-1 (No. 333-74755)).
 10.24   Subordinated Loan and Security Agreement dated February 9,
         1999 between NextCard and Comdisco, Inc. (incorporated by
         reference to Exhibit 10.24 to the Company's Registration
         Statement on Form S-1 (No. 333-74755)).
 10.25   *Consulting Agreement dated as of January 20, 1999 between
         NextCard and Bruce Rigione (incorporated by reference to
         Exhibit 10.25 to the Company's Registration Statement on
         Form S-1 (No. 333-74755)).
 10.26   Amendment Number One to Subordinated Loan and Security
         Agreement dated as of February 9, 1999 between NextCard,
         Inc., as Borrower, and Comdisco, Inc., as Lender
         (incorporated by reference to Exhibit 10.26 to the Company's
         Registration Statement on Form S-1 (No. 333-74755)).
 10.27   *Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 10.27 to the Company's Registration Statement on
         Form S-1 (No. 333-74755)).
 10.28+  Amended and Restated Pooling and Servicing Agreement, dated as May 21, 1999, among NextCard Funding Corp, as Transferor,
         NextCard, Inc., as Servicer, and The Bank of New York, as
         Trustee (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report on Form 10Q for the period ended
         June 30, 1999).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 10.29+  Series 1999-1 Supplement, dated as of May 21, 1999, to the
         Amended and Restated Pooling and Servicing Agreement, among
         NextCard Funding Corp, as Transferor, NextCard, Inc., as
         Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10Q for the period ended June 30, 1999).
 10.30+  Series 1999-2 Supplement, dated as of May 21, 1999, to the
         Amended and Restated Pooling and Servicing Agreement, among
         NextCard Funding Corp, as Transferor, NextCard, Inc., as
         Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
         Report on Form 10Q for the period ended June 30, 1999).
 10.31+  Amended and Restated Account Origination Agreement dated May
         21, 1999, among NextCard, NextCard Funding Corp. and
         Heritage Bank of Commerce (incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form 10Q
         for the period ended June 30, 1999).
 10.32+  Amendment No. 1, dated July 15, 1999, to Amended and
         Restated Account Origination Agreement, among NextCard,
         NextCard Funding Corp. and Heritage Bank of Commerce
         (incorporated by reference to Exhibit 10.5 to the Company's
         Quarterly Report on Form 10Q for the period ended June 30,
         1999).
 10.33+  Certificate Purchase Agreement, dated May 21, 1999, among
         NextCard Funding Corp., as Transferor, NextCard, Inc. as
         Servicer, Sheffield Receivables Corporation, as Purchaser,
         and Barclays Bank PLC, as Agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
         10Q for the period ended June 30, 1999).
 10.34+  Certificate Purchase Agreement, dated June 16, 1999, among
         NextCard Funding Corp., as Transferor, NextCard, Inc. as
         Servicer, Holland Limited Securitization, Inc., as
         Purchaser, and ING Baring (U.S.) Capital Markets LLC, as
         Agent (incorporated by reference to Exhibit 10.7 to the
         Company's Quarterly Report on Form 10Q for the period ended
         June 30, 1999).
 10.35+  Co-Branded Bankcard Agreement dated as of November 8, 1999 between NextCard, Inc. and Amazon.com LLC (incorporated by reference to Exhibit 10.34 to the Company's Registration
         Statement on Form S-1 (No. 333-91333)).
 10.36   Amendment, dated June 30, 1999, to Office Lease between
         NextCard and Market & Second, Inc. (incorporated by
         reference to Exhibit 10.35 to the Company's Registration
         Statement on Form S-1 (No. 333-91333)).
 10.37+  Amended and Restated Pooling and Servicing Agreement, dated
         May 21, 1999, to the NextCard Master Trust I Series 1999-3,
         between NextBank, N.A., as Transferor and Servicer and the
         Bank of New York, as Trustee on behalf of the series 1999-3
         Certificateholders (incorporated by reference to Exhibit
         10.36 to the Company's Registration Statement on Form S-1
         (No. 333-91333)).
 10.38+  Certificate Purchase Agreement, dated November 10, 1999, among NextBank, N.A., as the Transferor and the Servicer,
         Variable Funding Capital Corporation, as the Purchaser, and
         First Union Securities, Inc., as the Administrative Agent
         (incorporated by reference to Exhibit 10.37 to the Company's
         Registration Statement on Form S-1 (No. 333-91333)).
 10.39+  Office Lease dated March 7, 2000 between NextCard and
         Carlyle Airport Technology Trust.
 21.1    Subsidiaries.
 23.2    Consent of Ernst and Young LLP, Independent Auditors.
 27.1    Financial Data Schedule.

---------------
+ Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

* Compensatory plans or arrangements.