Form 10-Q
period 2000-03-31
NEXTCARD INC
filed 2000-05-15
CIK 1081015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Yes [X]   No [ ]


As of April 30, 2000 there were 52,809,431 shares of the registrant's Common Stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting.

                        NEXTCARD, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited):
               Consolidated Balance Sheets..............................................       1
               Consolidated Statements of  Operations...................................       2
               Consolidated Statements of Changes
                 in Shareholders' Equity................................................       3
               Consolidated Statements of Cash Flows....................................       4
               Notes to Consolidated Financial
                 Statements.............................................................       5
   ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................       8

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...................      28

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings............................................................      29

   Item 2. Changes in Securities and Use of Proceeds....................................      29

   Item 3. Defaults Upon Senior Securities Holders......................................      29

   Item 4. Submission of Matters to a Vote of Security Holders..........................      29

   Item 5. Other Information............................................................      29

   Item 6. Exhibits and Reports on Form 8-K.............................................      29

   Signatures...........................................................................      30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts) (Unaudited)

                                                         MARCH 31,      DECEMBER
                                                           2000         31, 1999
                                                        ---------       ---------
ASSETS:
  Cash and cash equivalents                             $ 187,073       $ 189,178
  Cash and cash equivalents, restricted                    11,796          31,811
  Credit card loans receivable                            304,420         416,315
    Less allowance for loan losses                         (9,158)        (11,500)
                                                        ---------       ---------
  Net loans                                               295,262         404,815
  Interest receivable                                       1,850           2,160
  Equipment and leasehold improvements, net                 9,995           8,385
  Due from securitizations                                 63,947              --
  Prepaid and other assets                                 30,047          25,961
                                                        ---------       ---------
    Total assets                                        $ 599,970       $ 662,310
                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposits:
    Non-interest bearing                                $   2,000       $   2,000
    Interest bearing                                      109,568           1,800
                                                        ---------       ---------
  Total Deposits                                          111,568           3,800

  Accounts payable                                          6,633           7,962
  Accrued expenses and other liabilities                   16,585          14,554
  Other borrowings                                         10,349          11,359
  Secured borrowings                                      192,000         346,000
                                                        ---------       ---------
    Total liabilities                                     337,135         383,675
                                                        ---------       ---------

Shareholders' equity:
  Convertible preferred stock                                  --              --
  Common stock, par value $.001 per share
  (authorized: 87,433 shares; issued and outstanding:
    March 31, 2000 - 51,957 shares; December 31, 1999 -
    51,022 shares)                                             52              51
  Additional paid-in capital                              384,420         385,745
  Deferred stock compensation                              (8,782)        (12,003)
  Notes receivable from shareholders                          (13)            (13)
  Accumulated deficit                                    (112,842)        (95,145)
                                                        ---------       ---------
    Total shareholders' equity                            262,835         278,635
                                                        ---------       ---------
    Total liabilities and shareholders' equity          $ 599,970       $ 662,310
                                                        =========       =========


                 See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)(Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
Interest income:
  Credit card loans                                $ 13,034       $    380
  Cash and investments                                2,776            280
                                                   --------       --------
Total interest income                                15,810            660
                                                   --------       --------
Interest expense:
     Borrowings                                       5,901            647
     Deposits                                           744             --
                                                   --------       --------
Total interest expense                                6,645            647
                                                   --------       --------
Net interest income                                   9,165             13
Provision for loan losses                             8,600            995
                                                   --------       --------
  Net interest income (loss) after provision
    for loan losses                                     565           (982)
                                                   --------       --------
Non-interest income:
  Securitization and servicing income                 9,830             --
  Interchange fee                                     1,743             96
  Credit card fees and other                          1,276             43
  Profit and loss sharing                                --            204
                                                   --------       --------
Total non-interest income                            12,849            343
                                                   --------       --------
Non-interest expenses:
  Salaries and employee benefits                      8,384          3,309
  Marketing, advertising and branding                11,235          2,555
  Credit card activation and servicing costs          4,831          1,522
  Occupancy and equipment                             1,832            552
  Professional fees                                     977            255
  Amortization of loan structuring fee                  572            568
  Amortization of deferred stock compensation         1,178          1,366
  Other                                               2,102            216
                                                   --------       --------
Total non-interest expenses                          31,111         10,343
                                                   --------       --------
Loss before income taxes                            (17,697)       (10,982)
Provision for income taxes                               --             --
                                                   --------       --------
Net loss                                           $(17,697)      $(10,982)
                                                   ========       ========
Basic and diluted net loss per common share        $  (0.34)      $  (2.84)
                                                   ========       ========
Weighted average common shares used in
  net loss per common share calculation              51,382          3,867


                 See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands) (Unaudited)

                                     CONVERTIBLE                                                  NOTES
                                      PREFERRED                                                 RECEIVABLE
                                   STOCK SERIES A-D     COMMON STOCK    ADDITIONAL   DEFERRED     FROM                    TOTAL
                                   ----------------    --------------    PAID-IN      STOCK       SHARE-   ACCUMULATED SHAREHOLDERS'
                                   SHARES    AMOUNT    SHARES  AMOUNT    CAPITAL   COMPENSATION  HOLDERS     DEFICIT      EQUITY
                                   ------    ------    ------  ------   ---------  ------------  -------    ---------    ---------
BALANCES AT DECEMBER 31, 1998 ...  32,626        33     4,932      5       63,875       (6,000)     (26)      (17,950)      39,937
Issuance of common stock upon
   exercise of stock options and
   warrants .....................      --        --       109     --           59           --       --            --           59
Issuance of  stock warrants .....      --        --        --     --        2,436           --       --            --        2,436
Deferred stock compensation .....      --        --        --     --       10,700      (10,700)      --            --           --
Amortization for deferred stock
   compensation .................      --        --        --     --           --        1,366       --            --        1,366
Net loss ........................      --        --        --     --           --           --       --       (10,982)     (10,982)
                                   ------    ------    ------    ---    ---------     --------     ----     ---------    ---------
BALANCES AT MARCH 31, 1999 ......  32,625    $   33     5,041    $ 5    $  77,070     $(15,334)    $(26)    $ (28,932)   $  32,816



BALANCES AT DECEMBER 31 , 1999...      --    $   --    51,022    $51    $ 385,745     $(12,003)    $(13)    $ (95,145)   $ 278,635
Issuance of common stock upon
   exercise of stock options and
   warrants .....................      --        --       935      1          718           --       --            --          719
Deferred stock compensation .....                                          (2,043)       2,043       --            --           --
Amortization for deferred stock
   compensation .................                                                        1,178       --            --        1,178
Net loss ........................      --        --        --     --           --           --       --       (17,697)     (17,697)
                                   ------    ------    ------    ---    ---------     --------     ----     ---------    ---------
BALANCES AT MARCH 31, 2000 ......      --    $   --    51,957    $52    $ 384,420     $ (8,782)    $(13)    $(112,842)   $ 262,835
                                   ======    ======    ======    ===    =========     ========     ====     =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                ---------           --------
OPERATING ACTIVITIES:
Net loss                                                        $ (17,697)          $(10,982)
Adjustments to net loss to arrive at cash used in
operating activities:
  Provision for loan losses                                         8,600                995
  Deprecation and amortization                                      1,695                704
  Amortization of deferred acquisition costs                          528                 65
  Amortization of deferred stock compensation                       1,178              1,366
  Securitization gains                                             (8,550)                --
  Change in operating assets and liabilities:
    Increase (decrease) in accounts payable                        (1,329)              (645)
    Increase in accrued expenses and other liabilities              2,048                179
    (Increase) decrease in prepaid and other assets                (4,678)               112
                                                                ---------           --------
Net cash used in operating activities                             (18,205)            (8,206)
                                                                ---------           --------
INVESTING ACTIVITIES:
Net loan originations                                            (224,953)           (68,417)
Increase in amounts due from securitizations                      (30,018)                --
Change in due to Heritage                                              --              3,599
Purchase of equipment and leasehold improvements                   (2,420)            (1,435)
                                                                ---------           --------
Net cash used in investing activities                            (257,391)           (66,253)
                                                                ---------           --------
FINANCING ACTIVITIES:
Net increase in deposits                                          107,768                 --
Net change in secured borrowings                                  146,000             54,069
Proceeds from other borrowings                                         --              5,693
Payments made on other borrowings                                  (1,010)               (40)
Proceeds from issuance of common stock                                718                 59
                                                                ---------           --------
Net cash provided by financing activities                         253,476             59,781
                                                                ---------           --------
Net decrease in cash and cash equivalents                         (22,120)           (14,678)
Cash and cash equivalents at the beginning of the                 220,989             40,134
period
                                                                ---------           --------
Cash and cash equivalents at the end of the period              $ 198,869           $ 25,456
                                                                =========           ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest                      $   7,150          $     640
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Unearned stock based compensation                             $  (2,042)          $ 10,700
  Issuance of preferred stock warrants for loan                        --           $  2,436
    structuring/origination fee
  Securitization of loans                                       $ 333,929                 --

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include NextCard, Inc. and its wholly owned subsidiaries, NextBank, N.A. and NextCard Limited (collectively "the Company"). The Company is an Internet-based provider of consumer credit.

The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

2. EARNINGS PER SHARE

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table sets forth the computation of both basic and diluted earnings per share.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
(in thousands, except per share data)                          2000            1999
                                                             --------        --------
Net loss available to common stockholders                    $(17,697)       $(10,982)
                                                             ========        ========

Basic and diluted:
   Weighted average shares of common stock outstanding         51,542           4,958
   Less: Weighted average shares subject to repurchase           (160)         (1,091)
                                                             --------        --------
   Weighted average common shares used in basic and
     diluted net loss per common share calculation             51,382           3,867
                                                             --------        --------
Basic and diluted net loss per common shares                 $  (0.34)       $  (2.84)
                                                             ========        ========

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan is as follows:

                                                THREE MONTHS ENDED
(in thousands)                                       MARCH 31,
                                             ------------------------
                                               2000            1999
                                             --------        --------
Balance at January 1                         $ 11,500        $     --
Provision for loan losses                       8,600             995
Allowance related to loans securitized         (8,983)             --
Charge-offs                                    (2,027)             --
Recoveries                                         68              --
                                             --------        --------
  Net charge-offs                              (1,959)             --
                                             --------        --------
Balance at March 31                          $  9,158        $    995
                                             ========        ========

4. ASSETS SECURITIZATION

The Company securitizes all of its eligible Company issued credit card receivables through the NextCard Master Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits. To date, the Company has issued three series of investor certificates, one of which qualified for sales treatment in the three month period ended March 31, 2000. As a result, $300.0 million of qualifying receivables related to this one series' transfers was treated as a sale as they satisfied the sales treatment requirements of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125").

When the Company sells receivables in securitizations which qualify for off-balance sheet sales treatment, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests are included in "Due from Securitizations" which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders', servicing fee receivables, and interest-only strip receivables.

Investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans; however, the Company retains interests which are subordinated to the investors' interests until the investors have been fully paid.

Under Statement No. 125, gains are recognized at the time of each sale and are recorded in "Securitization and Servicing Income". These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses.

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The securitization income recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models.

Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value reported as a component of cumulative other comprehensive income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading Internet-based provider of consumer credit. The Company was the first to offer an online approval system for a Visa(R) card and to provide interactive, customized offers to credit card applicants.

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

FORWARD-LOOKING INFORMATION

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

EARNINGS SUMMARY

Net loss for the three months ended March 31, 2000, was $17.7 million, or $0.34 per share, up 61% from $11.0 million, or $2.84 per share (or $0.30 per pro-forma share), for the three months ended March 31, 1999. The increase in net loss is the result of increases in interest expense, the provision for loan losses and non-interest expenses. These increases were partially offset by increases in net interest income and other operating income, primarily servicing and securitization income. These increases are largely attributable to the growth in average managed loans to $530.0 million for the three months ended March 31, 2000 from $81.8 million for same period in 1999.

SECURITIZATION AND FINANCIAL STATEMENT IMPACT

The Company securitizes all of its eligible Company issued credit card receivables through the NextCard Master Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits. To date, the Company has issued three series of investor certificates, one of which qualified for sales treatment in the three month period ended March 31, 2000. As a result, $300.0 million of qualifying receivables related to this one series' transfers was treated as a sale as they satisfied the requirements of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125").

When the Company sells receivables in securitizations which qualify for off-balance sheet sales treatment, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests are included in "Due from Securitizations" which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders', servicing fee receivables, and interest-only strip receivables.

Investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans; however, the Company retains interests which are subordinated to the investors' interests until the investors have been fully paid.

Under Statement No. 125, gains are recognized at the time of each sale and are recorded in "Securitization and Servicing Income". These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses.

The Company services the accounts underlying the securitized loans and earns a monthly fee. The finance charges and fees generated by the securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses is referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest only strip receivable (which was recorded at present value), as servicing and securitization income.

The securitization income recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows, The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models.

Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value reported as a component of cumulative other comprehensive income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows.

The Company allocates resources on a managed basis and financial information provided to management reflects the Company's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Company's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization and servicing income into interest income, interchange, other fees, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of Statement No. 125.

                                 For the three months ended March 31, 2000
                                -------------------------------------------
                                  TOTAL       SECURITIZATION        TOTAL
(in thousands)                   MANAGED        ADJUSTMENTS         OWNED
                                ---------        ---------        ---------
Interest income                 $  19,093        $  (3,283)       $  15,810
Interest expense                    8,343           (1,698)           6,645
                                ---------        ---------        ---------
Net interest income                10,750           (1,585)           9,165
Provision for loan losses           9,195             (595)           8,600
                                ---------        ---------        ---------
Net interest income after
provision for loan losses           1,555             (990)             565
Non-interest income                11,926              923           12,849
Non-interest expense               31,178              (67)          31,111
                                ---------        ---------        ---------
Net income                      $ (17,697)       $      --        $ (17,697)
                                =========        =========        =========
Ending loans outstanding        $ 638,781        $ 334,361        $ 304,420
                                =========        =========        =========


MANAGED LOAN PORTFOLIO

The Company's managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa, including all securitized loans and loans previously funded by Heritage Bank. Prior to October of 1999, Heritage Bank funded and owned a portion of the Company's managed loan portfolio, that portion of the credit card loan portfolio was not an asset of the Company, and therefore, was not shown on the Company's consolidated balance sheets. The following table summarizes the Company's managed loan portfolio:

                                                   MARCH 31,
                                             ----------------------
(in thousands)                                 2000          1999
                                             --------       -------
PERIOD-END BALANCES
  Credit card loans:
  On-balance sheet                           $304,420       $68,353
  Securitized loans                           334,361            --
  Heritage owned                                   --        27,940
                                             --------       -------
Total managed loan portfolio                 $638,781       $96,293
                                             ========       =======

AVERAGE BALANCES
  Credit card loans:
  On-balance sheet                           $446,437       $38,370
  Securitized loans                            83,590            --
  Heritage owned                                   --        43,411
                                             --------       -------
Total managed loan portfolio                 $530,027       $81,781
                                             ========       =======

NET INTEREST INCOME

Net interest income consists of interest earned on the Company's credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

Reported net interest income for the three months ended March 31, 2000, was $9.2 million compared to $13,000 for the same period in 1999. This increase was primarily due to a $409.1 million increase in on balance sheet average loans and a $169.1 million increase in average cash and investments, over the comparable period in 1999. The annualized net interest margin on average earning assets for the three months ended March 31, 2000 was 5.68% compared with 0.07% for the three months ended March 31, 1999. The first quarter net interest margin was favorably impacted by the increase in fixed rate credit card products, the repricings of the Company's credit card loan portfolio due to the expiration of introductory rate periods, and a lower cost of funds. The net interest margin was negatively impacted by loan fee amortization expense related to warrants paid to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three-year period. The net interest spread for the three months ended March 31, 2000 was 3.13% compared with a negative 4.01% for the three months ended March 31, 1999. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the Company's loan portfolio seasons; however, there can be no assurances that such spread will improve.

Managed net interest income for the three-month period ended March 31, 2000 was $10.8 million, which represents a net interest margin of 5.89%. The managed net interest spread was 3.43%.

The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three-month periods ended March 31, 2000 and 1999.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (in thousands)

                                                  THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                    MARCH 31, 2000                                 MARCH 31, 1999
                                        ----------------------------------------       ----------------------------------------
                                         AVERAGE         INCOME/         YIELD/         AVERAGE         INCOME/        YIELD/
                                         BALANCE         EXPENSE          RATE          BALANCE         EXPENSE         RATE
                                        ---------       ---------      ---------       ---------       ---------      ---------
OWNED BASIS:
ASSETS:
Interest-Earning assets
   Credit card loans                    $ 446,437       $  13,034          11.68%      $  38,370       $     380           3.96%
   Interest-earning cash                  199,636           2,776           5.56%         30,578             280           3.67%
                                        ---------       ---------      ---------       ---------       ---------      ---------
Total interest-earning assets             646,073          15,810           9.79%         68,948             660           3.83%

Allowance for loan losses                 (12,367)                                          (522)
Other assets                               55,921                                          6,948
                                        ---------                                      ---------
Total assets                            $ 689,627                                      $  75,374
                                        =========                                      =========

LIABILITIES AND EQUITY
Interest-bearing liabilities
   Borrowings                           $ 350,850           5,901           6.73%         33,026             647           7.84%
   Deposits                                48,543             744           6.13%             --              --             --
                                        ---------       ---------      ---------       ---------       ---------      ---------
Total interest-bearing liabilities        399,393           6,645           6.66%         33,026             647           7.84%
Other liabilities                          22,436                                          6,183
                                        ---------                                      ---------
Total liabilities                         421,829                                         39,209
Equity                                    267,798                                         36,165
                                        =========                                      =========
Total liabilities and equity            $ 689,627                                      $  75,374
                                        =========                                      =========

NET INTEREST SPREAD                                                         3.13%                                         (4.01%)
                                                                       =========                                      =========
Interest income to average
   interest-earning assets                                                  9.79%                                          3.83%
Interest expense to average
   interest-earning assets                                                  4.11%                                          3.75%
                                                                       ---------                                      ---------
Net Interest Margin                                                         5.68%                                          0.07%
                                                                       =========                                      =========

MANAGED BASIS:
Credit card loans                       $ 530,027       $  16,300          12.30%             --              --             --
Total interest-earning assets             729,663          19,093          10.47%             --              --             --
Total interest-bearing liabilities        474,393           8,343           7.03%             --              --             --
Net interest rate spread                       --              --           3.43%             --              --             --
Net interest margin                            --          10,750           5.89%             --              --             --


INTEREST VARIANCE ANALYSIS

Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of the increases (decreases) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

                                       THREE MONTHS ENDED
(in thousands)                       MARCH 31, 2000 VS 1999
                              -----------------------------------
                                              CHANGE DUE TO (1)
                                           ----------------------
                              INCREASE     VOLUME      YIELD/RATE
                              -------      -------     ----------
Interest Income
   Credit card loans          $12,654      $10,658       $ 1,996
   Interest-earning cash        2,496        2,282           214
                              -------      -------       -------
Total interest income          15,150       12,940         2,210
                              -------      -------       -------

Interest-Expense :
   Borrowings                   5,254        5,332           (78)
   Deposits                       744          744            --
                              -------      -------       -------
Total interest expense          5,998        6,076           (78)
                              -------      -------       -------
Net interest income           $ 9,152      $ 6,864       $ 2,288
                              =======      =======       =======

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

NON-INTEREST INCOME

Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, over-limit fees and program fees. Such reported income for the three months ended March 31, 2000, was $3.0 million. As discussed more fully above in "Securitization and Financial Statement Impact", interchange and other credit card fees associated with loans which have been sold are no longer reported as "Interchange and credit cards fees" but instead are now reported as part of "Servicing and Securitization Income." Interchange and other credit card fees are expected to continue to increase in the future as the credit card portfolio grows.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 2000, increased $20.8 million over the comparable period in 1999, primarily due to higher employee compensation, credit card activation and servicing costs, marketing and branding expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. In addition, the amortization of deferred stock compensation, which represents the difference between the exercise price of certain stock options grants and the fair value of the Company's common stock at the time of such grants, for the three months ended March 31, 2000, was $1.2 million. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business and the building of an infrastructure to support this growth.

ASSET QUALITY

The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the

Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is effected by the underwriting criteria utilized by the Company to approve customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At March 31, 2000, the majority of the loan portfolio was less than twelve months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

For the three months ended March 31, 2000, the Company's managed net charge-off ratio was 1.93% compared to 0.86% for the three months ended March 31, 1999. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year as the portfolio ages and becomes more seasoned.

The Company's primary strategy for managing loan losses is the development of underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers and provide conservative customer credit-line assignments. In addition, the Company monitors credit lines closely and has built a collections department, as well as using outside parties, to pursue delinquent customers. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

DELINQUENCIES

Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are reversed. Credit card loans are generally charged off when the loan becomes contractually past due 180 days, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

(in thousands)                      March 31, 2000                   March 31, 1999
                              -------------------------        -------------------------
                               LOANS         % OF TOTAL          LOANS        % OF TOTAL
                              --------       ----------        --------       ----------
Managed loan portfolio        $638,781          100.00%        $ 96,293          100.00%
Loans delinquent:
  31 - 60 days                   4,624            0.72%             464            0.48%
  61 - 90 days                   3,236            0.51%             267            0.28%
  91 or more                     3,805            0.59%             262            0.27%
                              ========        ========         ========        ========
Total                         $ 11,665            1.82%        $    993            1.03%
                              ========        ========         ========        ========

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

The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                             THREE MONTHS ENDED
(in thousands)                                    MARCH 31,
                                          ------------------------
                                            2000             1999
                                          --------         -------
ON-BALANCE SHEET:
Average loans outstanding                 $446,437         $38,370
Net charge-offs                              1,959              --
Net charge-offs as a percentage of
average loans outstanding                     1.76%           0.00%

MANAGED:
Average loans outstanding                  530,027          81,781
Net charge-offs                              2,554             175
Net charge-offs as a percentage of
average loans outstanding                     1.93%           0.86%


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained for on-balance sheet loans. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio. For loans maintained on Heritage's balance sheet until July 1999, anticipated losses and related reserves were reflected in the calculations of the profit-and-loss sharing income from Heritage.

The provision for loan losses for on-balance sheet loans for the three months ended March 31, 2000, totaled $8.6 million. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the change in the Company's allowance for loan losses for the periods presented:

                                                 Three months ended
(in thousands)                                        March 31,
                                              ------------------------
                                                2000             1999
                                              --------         -------
Balance at January 1                          $ 11,500         $    --
Provision for loan losses                        8,600             995
Allowance related to loans securitized          (8,983)             --
Charge-offs                                     (2,027)             --
Recoveries                                          68              --
                                              --------         -------
  Net charge-offs                               (1,959)             --
                                              --------         -------
Balance at March 31                           $  9,158         $   995
                                              ========         =======

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, secured bank loans, subsidiary bank deposits, and equity issuance.

Through March 31, 2000 and 1999, the Company had received cumulative net proceeds of approximately $492.0 million and $54.1 million, respectively from sales of credit card loans to the conduits. Cash generated from these transactions were used exclusively to fund credit card loan portfolio growth. To date, the Company has utilized three third-party paper conduits provided by Barclays Bank PLC for $300.0 million, ING Barings (U.S.) Capital Markets LLC for $150.0 million and First Union Securities, Inc. for $220.0 million. The Company will have the ability to fund new receivables during the revolving period of these conduits. After the revolving period, the Company will use principal collections generated by its receivables to pay the principal amount outstanding under these conduits. The revolving period ends in June 2001 for the Barclay's facility, January 2002 for the ING Baring's facility and February 2003 for the First Union facility.

The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources, and in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit the Company's ability to grow.

Beginning in the last quarter of 1999, NextBank, N.A. began issuing jumbo certificates of deposit ("CDs"). These CDs are generally issued to institutional and retail customers in increments of $100,000. As of March 31, 2000, $111.6 million of CDs were outstanding with maturities as follows:



(in thousands)

Three months or less                           $ 25,398
Over three months through twelve months          71,570
Over one year through five years                 14,600
                                               ========
Total Deposits                                 $111,568
                                               ========

As the portfolio of credit card loans grows, or as the conduit securitization funding amortize, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations and asset securitization programs, together with the secured bank borrowings, subsidiary bank deposit program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

CAPITAL ADEQUACY

The Company's banking subsidiary, NextBank, N.A., is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the "OCC"). The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of stockholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized". As of March

31, 2000, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                     ACTUAL        TO BE "WELL
     CAPITAL RATIO                   RATIO         CAPITALIZED"
-------------------------            ----             ----
Tier 1 Capital                       10.6%             6.0%
Total Capital                        11.8%            10.0%
Tier 1 Leverage                      15.3%             5.0%


In addition to the above capital ratios, the OCC requires that for the first three years of operations, NextBank maintain a ratio of stockholders' equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of March 31, NextBank was in compliance with this capital requirement.

ADDITIONAL FACTORS WHICH MAY AFFECT FUTURE RESULTS

As discussed in the Company's Annual Report on Form 10-K, as filed with the SEC, the following additional risk factors could materially affect the Company's business, operating results and financial condition.

RISKS RELATED TO OUR BUSINESS

The Company's Limited Operating History Makes Evaluation of its Business and Prospects Difficult

The Company was formed in June 1996. The Company introduced the NextCard Visa in December 1997. The Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet products and services.

The Company has a History of Losses and It Anticipate Significant Future Losses

The Company incurred net losses of $1.9 million for the period from its inception through December 31, 1997, $16.1 million for the year ended December 31, 1998, $77.2 million for the year ended December 31, 1999 and $17.7 million for the three month period ended march 31, 2000. As of March 31, 2000, the Company had an accumulated deficit of $112.8 million. To date, the Company has not achieved profitability and the Company expects to incur significant net losses for at least the next three years. The Company intends to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, the Company will need to generate significant revenue to achieve profitability. The Company cannot be certain that it will be able either to maintain its recent revenue growth rates or to generate adequate revenue to achieve profitability. If the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's Limited Operating History Makes Its Financial Forecasting
Difficult

Due to the Company's limited operating history, it cannot forecast operating expenses based on our historical results. Accordingly, the Company bases its forecast of operating expenses, in part, on future revenue projections. Most of these expenses are fixed in the short term and the Company may not be able to quickly reduce spending if it achieves lower than anticipated revenue. The Company's ability to accurately forecast its revenue is limited. If the Company's revenue does not meet its internally developed projections, its net losses will be even greater than the Company anticipates and its business, operating results and financial condition may be materially and adversely affected.

The Company's Unseasoned Credit Card Portfolio Makes Its Prediction of Delinquency and Loss Levels Difficult

As of March 31, 2000, the majority of the Company's credit card balances were generated in the last twelve months. As a result, the Company cannot accurately predict the levels of delinquencies and losses that can be expected from its portfolio over time. As the Company's portfolio becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above the Company's expectations could materially and adversely impact the Company's results of operations and financial condition.

The Company May Be Unable To Retain Customers When the Company Increase Their Introductory Or Fixed Interest Rates

To attract new customers, the Company has offered and may continue to offer low introductory interest rates that increase after expiration of the introductory period. In addition, the Company offers fixed rate products that may increase if customers fail to pay their credit card bills on a timely, consistent basis. Given the Company's limited operating history, it does not know what percentage of its customers will continue to use their NextCard Visa after they are repriced. If fewer customers than the Company expects continue to use their NextCard Visa after they are repriced, the Company's results of operations could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company May Encounter Difficulties Due to Its Untested Customer Base

The Company targets its credit card products to Internet users. Lenders historically have not solicited this market to the same extent as more traditional market segments. As a result, there is less historical experience with respect to the credit risk and performance of these consumers. The Company may not be able to successfully target and evaluate the creditworthiness of these consumers. Therefore, the Company may encounter difficulties managing the expected delinquencies and losses and appropriately pricing its products. In addition, the Company may consider using additional internally developed criteria to enhance or replace its existing criteria. The Company has limited experience developing and implementing credit criteria. As a result, as compared to issuers targeting traditional market segments, the Company could experience any or all of the following:

        - a greater number of cardholder payment defaults or other unfavorable payment behavior;

        -    an increase in fraud by its cardholders and third parties; and

        - changes in the traditional patterns of cardholder loyalty and usage.

In addition, because the Company is targeting a new customer base, it has comparatively little information about the potential size of its target market, its customer usage patterns and other factors that could significantly affect the demand for our products and services. Moreover, general economic factors, such as the rate of inflation, unemployment levels and interest rates may affect its target market customers more severely than other market segments, which could increase its delinquencies and losses. See "Management Discussion and Analysis - Asset Quality."

Fluctuations In the Company's Quarterly Revenue And Operating Results May Affect The Price Of Its Common Stock

Quarterly fluctuations in the Company's earnings could adversely affect the market price of its common stock. Its revenue consists of the finance charges paid by its customers based on their outstanding balances, the amounts received through the Visa system based upon a percentage of its customers' purchases and the fees paid by its customers. As a result, the Company depends substantially on the level of customer balances, the level of interest rates on its credit card portfolios, the timing of payments of its cardholders and the volume of NextCard Visa purchases. Variations of these factors could affect the Company's quarterly revenue. Any shortfall in its revenue would have a direct impact on its operating results for a particular quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of its control. These factors include:

        - the volume of credit card loans generated from its products and its ability to successfully manage its credit card loan portfolio;

        - the announcement or introduction of new websites, services and products by it or its competitors and the level of price competition for the products and services it offers;

        - its ability to securitize credit card loan receivables and the timing of such securitizations;

        - the amount and timing of its operating costs and capital expenditures relating to the expansion of its business, operations and infrastructure;

        - technical difficulties, system downtime, Internet service problems and its ability to expand and upgrade our computer systems to handle increased traffic;

        - the success of its brand building, advertising and marketing campaigns, including its recently announced agreement with Amazon.com, LLC and priceline.com.

        - general economic conditions, including interest rate volatility, and economic conditions specific to the Internet, online commerce and the credit card industry.

The Company May Be Unable To Satisfactorily Fund Its Working Capital
Requirements

If the Company's current funding becomes insufficient to support future operating requirements, its will need to obtain additional funding either by increasing its lines of credit or by raising additional debt or equity from the public or private capital markets. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. Its failure to raise additional funding when needed could have a material adverse effect on its business, results of operations and financial condition.

The Company May Be Unable To Satisfactorily Fund Its Loan Portfolio

The Company's primary source of funding to date has been the securitization of its credit card loan portfolio through commercial paper conduit facilities. Securitization transactions involve the sale of beneficial interests in credit card loan balances. Until now, the Company has completed securitization transactions on terms that it believes are favorable. The availability of securitization funding, however, depends on the difficulty and expense of the funding. Securitizations can be affected by many factors, such as whether a third party will be willing to provide credit enhancement and the rates at which cardholders have repaid their balances in the past. In addition, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms. Securitizations may not always offer the Company attractive funding, and it may have to seek other more expensive funding sources in the future. In general, the amount, type and cost of its financing affect its financial results. Changes within the Company's organization and changes in the activities of parties with which it has agreements or understandings could all make the financings available to it more difficult, more expensive or unavailable on any terms.

With the acquisition of NextBank, the Company's funding strategy includes the ability to fund a portion of its loan portfolio through deposits solicited and received by NextBank. The Company may not be able to attract or retain sufficient deposits at attractive interest rates to fund the Company's loan portfolio through NextBank. Moreover, if adequate capital is not available, it also may be subject to an increased level of regulatory supervision that could have an adverse effect on its operating results and financial condition.

The Company's Customers May Become Dissatisfied By System Disruptions And
Failures

        The Company's website has in the past experienced, and may in the future experience, slower than normal response times or other problems, such as system unavailability. Customers may become dissatisfied by any system failure that interrupts or delays its ability to provide its services to them. Any interruption or delay in its operations could materially and adversely affect the Company's business.

If the number of users of the Company's website increases substantially, the Company will need to significantly expand and upgrade its technology, transaction processing systems and network infrastructure. Its website must accommodate a high volume of users and deliver frequently updated information. The number of visitors and credit card applicants to its website has increased substantially since the Company introduced the NextCard Visa, and the Company anticipate that this traffic will further increase over time. However, it is difficult to predict the future traffic on the Company's website. Marketing efforts and other events could cause traffic to strain the Company's website's capacity. The Company does not know whether it will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner.

The Company's systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power losses, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. As the Company currently does not have back-up systems for most aspects of its operations, a failure of a single aspect of its system could cause interruptions or delays in its entire operation. The Company does not carry sufficient business interruption insurance to compensate for losses that could occur.

The Company Depends On A Limited Number Of Vendors For Essential Services

The Company relies on a number of services furnished to it by either a single vendor or a limited number of vendors. The Company also depends, directly and indirectly, on other key third party vendors to provide essential services. In the event that any of its agreements with any of these third parties is terminated, the Company may not be able to find an alternative source of support on a timely or commercially reasonable basis, if at all. Any interruption, deterioration or termination in these third-party services could be disruptive to the Company's business and harm its results of operations and financial condition.

The Company May Be Adversely Affected If It Fails To Attract And Retain Key Personnel

The Company's success depends largely on the skills, experience and performance of certain key members of its management. If the Company loses one or more of its key employees, the Company's business, operating results and financial condition might be materially adversely affected. The Company's success also depends on its continued ability to attract, retain and motivate highly skilled employees. Competition for employees both for Internet-based businesses and for financial services businesses is intense, particularly for personnel with technical training and experience. The Company may be unable to retain its key employees or to attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and it expects to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

The Company May Be Unable To Effectively Manage The Rapid Growth In Its
Operations

Since the introduction of the NextCard Visa product in December 1997, the Company has experienced rapid growth in its operations. From December 31, 1997 through March 31, 2000, the Company grew from approximately 18 to 365 employees, and its loans under management increased from $0.0 to $638.8 million. The Company is planning for continued rapid growth of its operations. This growth requires it to expand its marketing, customer service and support, credit and technology organizations. There can be no assurance that the Company will be able to attract and retain sufficient numbers of personnel to satisfy its anticipated growth. In particular, as the Company relies heavily on temporary personnel to satisfy its growing personnel demands, the Company may be unable to continue to attract and retain a sufficient number of temporary employees to support its future growth. Rapid growth places a significant strain on its financial reporting, information and management systems and resources. The Company's business, results of operations and financial condition will be materially adversely affected if it is unable to effectively manage its expanding operations. For example, if the Company was unable to maintain and scale its financial reporting and information systems, it may not have access to adequate, accurate and timely financial information.

The Company May Be Unable To Successfully Develop NextCard As A Brand

The dynamics of a brand name have traditionally worked differently in the credit card market than in many other industries. In the credit card market, consumers have responded more to brand names, such as Visa or MasterCard, than to the identity of the issuer. The Internet may change underlying market dynamics for brand recognition as compared to the offline market. Accordingly, the Company is aggressively implementing its marketing plan to establish brand recognition with Internet users to persuade customers to switch to its products and services, particularly because it competes, or expects to compete, with larger financial institutions that have well-established brand names. The Company cannot assure that it will successfully develop its brand name. If the brand name of online credit card issuers becomes important, and if other credit card issuers begin to compete with it for online brand name recognition, the Company's business, results of operations and financial condition could be materially and adversely affected.

RISKS RELATED TO THE COMPANY'S INDUSTRY

The Company's Performance Will Depend On The Growth Of The Internet And Internet Commerce

The Company's future success depends heavily on the overall continued growth and acceptance of the Internet, including its use in electronic commerce. If Internet usage or commerce does not continue to grow or grows more slowly than expected, the Company's business, operating results and financial condition will be adversely affected. Consumers and businesses may reject the Internet as a viable medium for a number of reasons. These include potentially inadequate network infrastructure, slow development of enabling technologies and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and procedures required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, procedures or related products, services and facilities are developed, the Company may incur substantial expenses adapting our solutions to changing or emerging technologies.

The Company's Performance Will Depend On The Continued Growth Of The Financial Services Market

The Company's business would be adversely affected if the growth in Internet financial products and services does not continue or is slower than expected. Although the Company believes the Internet has the potential to transform the delivery of consumer financial products, consumers' acceptance of recently introduced financial products and services is at an early stage and is subject to a high level of uncertainty. Although the Company's long-term vision is to define and enable the internet consumer's transaction experience, presently its offers only a single product, the NextCard credit card. As the online financial services industry matures, government-imposed regulations could become so stringent that the Company may be economically precluded from offering online financial products and services.

Intense And Increasing Competition In Financial Services Could Harm the Company's Business

The financial services market is rapidly evolving and intensely competitive. The recently enacted Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. The Company operates in this competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Some of the Company's competitors may be able to obtain funding at a more favorable rate than the Company can obtain. In addition, the Company's business model anticipates that it will derive a large majority of its revenue from the interest charged on credit card balances contained in the portfolio of loans it holds. Increased competition could require the Company to reduce the interest rates it charges on its customers' balances. This could have a material adverse effect on the Company's business, results of operations and financial condition.

Other credit card issuers and traditional commercial banks may increasingly compete in the online credit card market. Existing Internet providers and new Internet entrants may launch new websites using commercially available software. In addition, companies that provide alternate online payment methods, such as debit card and micropayment offerings, may compete for the Company's business. While the credit card market traditionally has been very fragmented, the Internet could change traditional market dynamics and enable new competitors to rapidly acquire significant market share.

The Company's competitors may respond more quickly than the Company can to new or emerging technologies and changes in customer requirements. They may be able to:

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

The Company cannot assure that it will be able to compete successfully or that competitive pressures will not materially and adversely affect its business, results of operations or financial condition.

The Company's Operating Results Are Subject To Interest Rate Fluctuations

The majority of the Company's revenue is generated by the interest rates it charges on outstanding balances in the form of finance charges, which are based on prevailing interest rates. Accordingly, fluctuations in interest rates will affect the Company's revenue. At the same time, a portion of its outstanding balances are at fixed rates and do not fluctuate with interest rate movements. The Company's borrowing costs may also fluctuate based on general interest rate fluctuations. A rise in the Company's borrowing costs may not be met by a corresponding increase in revenue generated by finance charges. Likewise, a decrease in revenue generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially and adversely affect the Company's results of operations and financial condition. The Company may have to manage its interest rate risk through interest rate hedging techniques. However, the Company currently does not use significant hedging techniques, and they may not be successful in reducing or eliminating the Company's interest rate risk in the future.

The Company May Be Unable To Introduce New Services, Features And Functions

The Internet and related financial institutions marketplaces are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The Company's future success will depend on its ability to adapt to rapidly changing technologies and to enhance existing products and services, as well as to develop and introduce a variety of new products and services to address its customers' changing demands. The Company may experience difficulties that delay or prevent the successful design, development, introduction or marketing of its products and services. In addition, material delays in introducing new products and services and enhancements may cause customers to forego purchases of Company products and services and purchase instead those of its competitors.

The Company May Be Unable to Undertake Additional Activities Due to Governmental Regulations

NextBank is a limited purpose national credit card bank. If NextBank decided to expand its activities beyond those permissible for a limited purpose national credit card bank, the Company would be required to file an application with, and receive the prior approval of, the OCC to amend NextBank's charter. Moreover, the Company would be required to file an application with, and receive the prior approval of, the Federal Reserve Board to become a bank holding company. If the Company does not receive the necessary approval from the OCC and the Federal Reserve Board, the Company would be unable to expand its activities beyond those permitted for a limited purpose national credit card bank.

Security Breaches Could Damage The Company's Reputation And Business

The secure transmission of confidential information over the Internet is essential to maintain consumer and supplier confidence in the Company's products and services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by the Company to protect customer transaction data.

A party that is able to circumvent the Company's security systems could steal proprietary information or cause interruptions in its operations. Security breaches could damage the Company's reputation and expose it to a risk of loss or litigation. The Company's insurance policies carries low coverage limits, which may not be adequate to reimburse the Company for losses caused by security breaches. The Company cannot guarantee that its security measures will prevent security breaches.

Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. The Company's ability to provide financial services over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online. As a result, the Company's operations and financial condition would be materially and adversely affected.

The Company May Face Increased Governmental Regulation And Legal Uncertainties

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

The Company's business is subject to extensive federal and state regulation, including regulation under consumer protection laws. NextBank, the Company's wholly owned subsidiaries, is a limited purpose national credit card bank, and is subject to regulation under federal banking laws and certain laws of California and other states, as well as regulatory supervision by the Office of the Comptroller of the Currency (OCC) and the FDIC. As an affiliate of NextBank, the Company is also subject to oversight by the OCC and the FDIC. Existing and future legislation and regulatory supervision could have a material adverse effect on the Company's business, including our credit and authentication policies, pricing and products.

NextBank is subject to minimum capital, funding and leverage requirements prescribed by federal statute and the OCC regulations and orders. If NextBank fails to meet these regulatory capital requirements, NextBank will be subject to additional restrictions that could have a material adverse effect on the Company's ability to conduct normal operations and possibly result in the seizure of NextBank by government regulators under certain circumstances. The Company's ability to maintain or increase NextBank's capital levels in the future will be subject to, among other things, general economic conditions, its ability to raise new capital and its ability and willingness to make additional capital contributions to NextBank or a related institution.

The Company May Face Difficulties Protecting And Enforcing Its Intellectual Property Rights

The Company's success and ability to compete are substantially dependent on its proprietary technology and trademarks, which it attempts to protect through a combination of patent, copyright, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps it takes to protect its intellectual property may be inadequate, time consuming and expensive. Furthermore, despite the Company's efforts, it may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Any such infringement or misappropriation could have a material adverse effect on its business, results of operations and financial condition. In addition, the Company may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Any such infringement, or alleged infringement, could have a material adverse effect on its business, results of operations and financial condition.

The Company has filed three patent applications and have applied to register several of the Company's trademarks, both in the United States and abroad. The Company cannot assure that its patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide the Company with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of its intellectual property rights is uncertain. Any litigation surrounding such rights could force the Company to divert important financial and other resources away from its business operations.

The Company collects and utilizes data derived from applications on the NextCard website and through transactions made using its products. Although the Company believes that it has the right to use such data and compile such data in its database, it cannot assure that any intellectual property protection will be available for such information subject to any limitations related to privacy such as those contained in the Gramm-Leach-Bliley Act. In addition, third parties may claim rights to such information.

The Company has licensed, and may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such business partners, such partners may take actions that could materially and adversely affect the value of its proprietary rights or its reputation. This could, in turn, have a material adverse effect on the Company's business, results of operations and financial condition.

The Company May Not Be able To Acquire or Maintain Appropriate Domain Names

The Company holds rights to various Web domain names including "nextcard.com". Governmental agencies typically regulate domain names. These regulations are subject to change. The Company may not be able to acquire or maintain appropriate domain names in all countries in which it plans to do business. Furthermore, regulations governing domain names may not protect its trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's principal market risk is due to changes in interest rates. This affects the Company directly in its lending and borrowing activities, as well as indirectly as interest rates may impact card usage and the payment performance of the Company's cardholders.

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

           Exhibit
           Number             Description
           ------             -----------
            27.1              Financial Data Schedule

(b)     Reports on Form 8-K

        Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEXTCARD, INC.
                                       (Registrant)


Date: March 15, 2000                   /s/ Jeremy R. Lent
                                       ----------------------
                                       Jeremy R. Lent
                                       Chairman of the Board and
                                       Chief Executive Officer

Date: March 15, 2000                   /s/ John V. Hashman
                                       -------------------
                                       John V. Hashman
                                       President and Chief Financial Officer

                                 EXHIBIT INDEX

           Exhibit
           Number             Description
           ------             -----------
            27.1              Financial Data Schedule