Form 10-Q
period 2000-06-30
NEXTCARD INC
filed 2000-08-14
CIK 1081015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________.

0-26019
(Commission File Number)

NEXTCARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0384-606
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
595 Market Street, Suite 1800,	94105
San Francisco, California	(Zip Code)
(Address of Principal Executive Offices)

(415) 836-9700
(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes[x] No[   ]

        As of July 31, 2000 there were 53,057,118 shares of the registrant’s Common Stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting.

NEXTCARD, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2000

NEXTCARD, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2000	1999

Assets:
Cash and cash equivalents	$185,392	$189,178
Cash and cash equivalents, restricted	21,408	31,811
Credit card loans receivable	513,296	416,315
Less allowance for loan losses	(16,238)	(11,500)

Net loans	497,058	404,815
Interest receivable	2,661	2,160
Equipment and leasehold improvements, net	14,711	8,385
Due from securitizations	46,636	—
Prepaid and other assets	33,642	25,961

Total assets	$801,508	$662,310

Liabilities and Shareholders’ equity:
Liabilities:
Deposits:
Non-interest bearing	$2,000	$2,000
Interest bearing	205,389	1,800

Total deposits	207,389	3,800

Accounts payable	7,292	7,962
Accrued expenses and other liabilities	21,060	14,554
Other borrowings	5,348	11,359
Secured borrowings	320,600	346,000

Total liabilities	561,689	383,675

Shareholders’ equity:
Common stock, par value $.001 per share (authorized: 87,433 shares; issued and
outstanding: June 30, 2000—53,023 shares; December 31, 1999—51,022 shares)	53	51
Additional paid-in capital	384,692	385,745
Deferred stock compensation	(7,462)	(12,003)
Notes receivable from shareholders	—	(13)
Accumulated deficit	(137,305)	(95,145)
Accumulated comprehensive income	(159)	—

Total shareholders’ equity	239,819	278,635

Total liabilities and shareholders’ equity	$801,508	$662,310

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Interest income:
Credit card loans	$13,669	$2,126	$26,703	$2,506
Cash and investments	3,525	905	6,301	1,185

Total interest income	17,194	3,031	33,004	3,691

Interest expense:
Borrowings	4,662	1,866	10,562	2,513
Deposits	2,811	—	3,555	—

Total interest expense	7,473	1,866	14,117	2,513

Net interest income	9,721	1,165	18,887	1,178
Provision for loan losses	9,563	1,047	18,163	2,042

Net interest income (loss) after provision for loan losses	158	118	724	(864)

Non-interest income:
Securitization and servicing income	4,911	—	14,740	—
Interchange fees	1,718	318	2,999	414
Credit card fees and other	1,722	159	3,461	202
Profit and loss sharing	—	136	—	340

Total non-interest income	8,351	613	21,200	956

Non-interest expenses:
Salaries and employee benefits	12,758	5,288	21,142	8,597
Marketing, advertising and branding	7,086	4,997	18,321	7,552
Credit card activation and servicing costs	4,226	2,481	9,057	4,003
Occupancy and equipment	2,492	877	4,324	1,429
Professional fees	1,340	211	2,316	466
Amortization of loan structuring fee	598	1,743	1,170	2,311
Amortization of deferred stock compensation	1,255	3,381	2,433	4,747
Other	3,217	443	5,321	659

Total non-interest expenses	32,972	19,421	64,084	29,764

Loss before income taxes	(24,463)	(18,690)	(42,160)	(29,672)
Provision for income taxes	—	—	—	—

Net loss	$(24,463)	$(18,690)	(42,160)	$(29,672)

Basic and diluted net loss per common share	$(0.46)	$(0.74)	$(0.81)	$(2.05)

Weighted average common shares used in net loss per
common share calculation	52,647	25,153	51,978	14,509

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(in thousands) (unaudited)

	Convertible Preferred Stock Series A-D		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Notes Receivable from Shareholders	Accumulated Deficit	Accumulated Comprehensive Income	Total Shareholders' Equity

Balances at December 31,
1998	32,626	$33	4,932	$5	$63,875	$(6,000)	$(26)	$(17,950)	—	$39,937
Issuance of common stock upon
exercise of stock options and
warrants	—	—	1,467	1	322	—	—	—	—	323
Issuance of common stock
from IPO, net of expenses	—	—	6,900	7	127,040	—	—	—	—	127,047
Issuance of stock warrants	—	—	—	—	2,693	—	—	—	—	2,693
Conversion of preferred stock to
common stock	(32,626)	(33)	32,626	33	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	19,530	(19,530)	—	—	—	—
Amortization for deferred stock
compensation	—	—	—	—	—	4,747	—	—	—	4,747
Net loss	—	—	—	—	—	—	—	(29,672)	—	(29,672)

Balances at June 30, 1999	—	$—	$45,925	$46	$213,460	$(20,783)	$(26)	$(47,622)	—	$145,075

Balances at December 31,
1999	—	$—	$51,022	$51	$385,745	$(12,003)	$(13)	$(95,145)	—	$278,635
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(42,160)	—	(42,160)
Currency translation
adjustment.	—	—	—	—	—	—	—	—	(159)	(159)

Comprehensive income	—	—	—	—	—	—	—	—	—	(42,319)
Issuance of common stock	—	—	2,001	2	1,055	—	—	—	—	1,057
Deferred stock compensation					(2,108)	2,108	—	—	—	—
Amortization for deferred stock
compensation	—	—	—	—	—	2,433	—	—	—	2,433
Settlement of notes receivable	—	—	—	—	—	—	13	—	—	13

Balances at June 30, 2000	—	$—	$53,023	$53	$384,692	$(7,462)	$—	$(137,305)	$(159)	$239,819

See notes to consolidated financial statements

NEXTCARD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Six Months Ended June 30,

	2000	1999

Operating activities:
Net loss	$(42,160)	$(29,672)
Adjustments to net loss to arrive at cash used in operating activities:
Provision for loan losses	18,163	2,042
Deprecation and amortization	3,188	2,982
Amortization of deferred acquisition costs	1,529	—
Amortization of deferred stock compensation	2,433	4,747
Securitization gains	(8,550)	—
Changes in operating assets and liabilities:
Decrease in servicing and profit and loss sharing receivable	—	907
Increase (decrease) in accounts payable	(670)	1,773
Increase in accrued expenses and other liabilities	6,506	2,989
(Increase) decrease in prepaid and other assets	(9,648)	(4,528)

Net cash used in operating activities	(29,209)	(18,760)

Investing activities:
Net loans originations	(433,644)	(142,566)
Increase in amounts due from securitzations	(16,378)	—
Purchase of equipment and leasehold improvements	(8,206)	(4,375)

Net cash used in investing activities	(458,228)	(146,941)

Financing activities:
Net increase in deposits	203,589	—
Net change in secured borrowings	274,600	126,629
Proceeds from other borrowings	—	11,659
Payments made on other borrowings	(6,011)	(166)
Proceeds from issuance of common stock	1,057	127,372
Proceeds from settlement of notes receivable	13	—

Net cash provided by financing activities	473,248	265,494

Net increase(decrease) in cash and cash equivalents	(14,189)	99,793
Cash and cash equivalents at the beginning of the period	220,989	40,134

Cash and cash equivalents at the end of the period	$206,800	$139,927

Supplemental disclosures:
Cash paid during the period for interest	$15,222	$1,606
Supplemental disclosures of noncash investing and financing activities:
Unearned stock based compensation	$(2,108)	$19,530
Issuance of preferred stock warrants for loan structuring/origination fee	—	$2,693
Securitization of loans	$316,382	—

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

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share data)	2000	1999	2000	1999

Net loss	$(24,463)	$(18,690)	$(42,160)	$(29,672)

Basic and diluted:
Weighted average shares of common stock
outstanding	52,700	26,128	52,143	15,542
Less: Weighted average shares subject to
repurchase	(53)	(975)	(165)	(1,033)

Weighted average common shares used in basic
and diluted net loss per common share
calculation	52,647	25,153	51,978	14,509

Basic and diluted net loss per common shares	$(0.46)	$(0.74)	$(0.81)	$(2.05)

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Allowance for Loan Losses

        The activity in the allowance for loan losses is as follows:

	Six Months Ended June 30

	2000	1999

	(in thousands)
Balance at January 1	$11,500	$—
Provision for loan losses	18,163	2,042
Allowance related to loans securitized	(9,162)	—
Charge-offs	(4,438)	(35)
Recoveries	175	—

Net charge-offs	(4,263)	(35)

Balance at June 30	$16,238	$2,007

4. Assets Securitization
        The Company securitizes all eligible credit card receivables through the NextCard Master Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which, in turn, issues certificates representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits. To date, the Master Trust has issued three series of investor certificates, one of which qualified for sales treatment under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), in the first quarter. As a result, $300.0 million of qualifying receivables related to this one series' transfers was treated as a sale.

       When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The subordinated retained ownership interests are included in "Due from Securitizations" which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders', servicing fee receivables, and interest-only strip receivables.

         Investors in the Company's securitization transactions have no recourse against the Company for any customers' failure to pay their credit card loans; however, the Company retains interests which are subordinated to the investors' interests until the investors have been fully paid.

        Under Statement No. 125, gains are recognized at the time of each sale and are recorded in "Securitization and Servicing Income." These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses.

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

        Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value reported as a component of non-interest income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flow.

Item 2.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

     The Company is a leading Internet-based provider of consumer credit. The Company was the first to offer an online approval system for a Visa® card and to provide interactive, customized offers to credit card applicants.

     The Company combines expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. The Company's product, the NextCard® Visa, which the Company calls the First True Internet Visa, is marketed to consumers exclusively through its website, www.nextcard.com. The Company offers credit card customers a unique combination of convenience, customization, shopping enhancements and online customer service. The NextCard Visa can be used for both online and offline purchases.

Forward-Looking Information

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

Earnings Summary

     The net loss for the three months ended June 30, 2000 was $24.5 million, or $0.46 per share, up 31% from $18.7 million, or $0.74 per share (or $0.45 per pro-forma share), for the three months ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $42.2 million, or $0.81 per share, up 42% from $29.7 million, or $2.05 per shares, for the six months ended June 30, 1999. The increase in net loss is the result of increases in interest expense, the provision for loan losses and non-interest expenses. These increases were partially offset by increases in interest income and other operating income, primarily servicing and securitization income. The increase in interest income is largely attributable to the growth in average managed loans to $737.3 million for the three months ended June 30, 2000 from $127.6 million for same period in 1999. The Company's ability to grow its managed loan portfolio is primarily attributable to its ability to uniquely customize each approved applicant's offer in real-time though the Company's proprietary Profile Based Pricing system. Total customer accounts as of June 30, 2000 increased 421% to 443,000, compared to approximately 85,000 customers accounts as of June 30, 1999, and increased 31 % over the approximately 337,000 customer accounts as of March 31, 2000.

Securitization and Financial Statement Impact

     The Company securitizes all eligible credit card receivables through the NextCard Master Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which, in turn, issues certificates representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits. To date, the Master Trust has issued three series of investor certificates, one of which qualified for sales treatment under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), in the first quarter. As a result, $300.0 million of qualifying receivables related to this one series' transfers was treated as a sale.

     When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The subordinated retained ownership interests are included in "Due from Securitizations" which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders', servicing fee receivables, and interest-only strip receivables.

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

     The Company services the accounts underlying the securitized loans and earns a monthly fee. The finance charges and fees generated by the securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses is referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest only strip receivable (which is recorded at present value), as servicing and securitization income.

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

     Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value reported as non-interest income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows.

     The Company allocates resources on a managed basis and financial information provided to management reflects the Company's results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Company's reported financial information in its consolidated financial statements. This adjustment reclassifies securitization and servicing income into interest income, interchange, other fees, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of sales treatment accorded to certain securitzation transactions under Statement No. 125.

	For The Three Months Ended June 30, 2000			For The Six Months Ended June 30, 2000

	Total Managed	Securitization Adjustments	Total Owned	Total Managed	Securitization Adjustments	Total Owned

		(in thousands)			(in thousands)

Interest income	$27,605	$(10,411)	$17,194	$46,698	$(13,694)	$33,004
Interest expense	12,735	(5,262)	7,473	21,078	(6,961)	14,117

Net interest income	14,870	(5,149)	9,721	25,620	(6,733)	18,887
Provision for loan losses	11,285	(1,722)	9,563	20,480	(2,317)	18,163

Net interest income after provision for loan
losses	3,585	(3,427)	158	5,140	(4,416)	724
Non-interest income	5,356	2,995	8,351	17,282	3,918	21,200
Non-interest expense	33,404	(432)	32,972	64,582	(498)	64,084

Net income	$(24,463)	$—	$(24,463)	$(42,160)	$—	$(42,160)

Ending loans outstanding	$829,678	$316,382	$513,296	$829,678	$316,382	$513,296

Managed Loan Portfolio

     The Company's managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa program, including all securitized loans and loans previously funded by Heritage Bank. Prior to October of 1999, Heritage Bank funded and owned a portion of the Company's managed loan portfolio. The Heritage-owned portion of the credit card loan portfolio was not an asset of the Company, and therefore, was not shown on the Company's consolidated balance sheets. The following table summarizes the Company's managed loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Period-end balances
Credit card loans:
On-balance sheet	$513,296	$142,532	$513,296	$142,532
Securitized loans	316,382	—	316,382	—
Heritage owned	—	20,914	—	20,914

Total managed loan portfolio	$829,678	$163,446	$829,678	$163,446

Average balances
Credit card loans:
On-balance sheet	$421,610	$102,944	$452,538	$71,123
Securitized loans	315,665	—	180,554	—
Heritage owned	—	24,651	—	41,205

Total managed loan portfolio	$737,275	$127,595	$633,092	$112,328

Net Interest Income

     Net interest income consists of interest earned on the Company's credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

     Reported net interest income for the three and six months ended June 30, 2000, was $9.7 million and $18.9 million, respectively, compared to $1.2 million and $1.2 million for the same periods in 1999. These increases were primarily due to $318.7 million and $381.4 million increases in on-balance sheet average loans and $112.7 million and $136.2 million increases in average cash and investments, over the comparable periods in 1999. The annualized net interest margin on average earning assets for the three months ended June 30, 2000 was 6.29% compared with 2.50% for the three months ended June 30, 1999. The second quarter net interest margin was favorably impacted by the increase in fixed rate credit card products, the repricings of the Company's credit card loan portfolio due to the expiration of introductory rate periods, and a lower cost of funds. The net interest margin was negatively impacted by loan fee amortization expense related to warrants paid to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three-year period. The net interest spread for the three months ended June 30, 2000 was 4.02% compared with a negative 1.14% for the three months ended June 30, 1999. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the Company's loan portfolio seasons and the Company's mix of loan products changes; however, there can be no assurances that such spread will improve.

     Managed net interest income for the three-month period ended June 30, 2000 was $14.9 million compared to $10.7 million for the period ended March 31, 2000, which represents a net interest margin of 6.19% compared with 5.89%, respectively. The managed net interest spread was 4.42% and 3.43% for the three month periods ended June 30 and March 31, 2000, respectively.

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three-months ended June 30, 2000 and 1999 and for the six-months ended June 30, 2000 and 1999.

Statements of Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2000			Three Months Ended June 30, 1999

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(in thousands)
Owned Basis:
Assets:
Interest-Earning assets
Credit card loans	$421,610	$13,669	$12.97%	$102,944	$2,126	8.26%
Interest-earning cash	196,203	3,525	7.19%	83,486	905	4.34%

Total interest-earning assets	617,813	17,194	11.12%	186,430	3,031	6.50%

Allowance for loan losses	(12,512)			(1,478)
Other assets	94,097			11,019

Total assets	$699,398			$195,971

Liabilities and Equity
Interest-bearing liabilities
Borrowings	$261,662	4,662	7.13%	97,772	1,866	7.64%
Deposits	159,169	2,811	7.06%	—	—	—

Total interest-bearing
liabilities	420,831	7,473	7.10%	97,772	1,866	7.64%
Other liabilities	26,870			9,170

Total liabilities	447,701			106,942
Equity	251,697			89,029

Total liabilities and equity	$699,398			$195,971

Net Interest Spread			4.02%			(1.14)%

Interest income to average
interest-earning assets			11.12%			6.50%
Interest expense to average
interest-earning assets			4.83%			4.00%

Net Interest Margin			6.29%			2.50%

Managed Basis:
Credit card loans	$737,275	$24,010	13.03%	—	—	—
Total interest-earning assets	960,946	27,604	11.49%	—	—	—
Total interest-bearing
liabilities	720,831	12,735	7.07%	—	—	—
Net interest spread	—	14,869	4.42%	—	—	—
Net interest margin	—	14,869	6.19%	—	—	—

Statements of Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2000			Six Months Ended June 30, 1999

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(in thousands)
Owned Basis:
Assets:
Interest-Earning assets
Credit card loans	$452,538	$26,703	11.80%	$71,123	$2,506	7.04%
Interest-earning cash	197,784	6,301	6.37%	61,543	1,185	3.85%

Total interest-earning assets	650,322	33,004	10.15%	132,666	3,691	5.56%

Allowance for loan losses	(12,908)			(1,001)
Other assets	70,689			8,918

Total assets	$708,103			$140,583

Liabilities and Equity
Interest-bearing liabilities
Borrowings	$321,099	10,562	6.58%	66,138	2,513	7.60%
Deposits	102,755	3,555	6.92%	—	—	—

Total interest-bearing
liabilities	423,854	14,117	6.66%	66,138	2,513	7.60%
Other liabilities	24,859			7,593

Total liabilities	448,713			73,731
Equity	259,390			66,852

Total liabilities and equity	$708,103			$140,583

Net Interest Spread			3.49%			(2.04)%

Interest income to average
interest-earning assets			10.15%			5.56%
Interest expense to average
interest-earning assets			4.34%			3.79%

Net Interest Margin			5.81%			1.77%

Managed Basis:
Credit card loans	$633,092	$40,311	12.73%	—	—	—
Total interest-earning assets	846,571	46,698	11.03%	—	—	—
Total interest-bearing
liabilities	595,283	21,078	7.08%	—	—	—
Net interest rate spread	—	—	3.95%	—	—	—
Net interest margin	—	—	6.05%	—	—	—

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

	Three Months Ended June 30, 2000 vs 1999			Six Months Ended June 30, 2000 vs 1999

		Change due to (1)			Change due to (1)

	Increase	Volume	Yield/Rate	Increase	Volume	Yield/Rate

	(in thousands)			(in thousands)
Interest Income
Credit card loans	$11,543	$9,748	$1,795	$24,197	$21,493	$2,704
Interest-earning cash	2,620	1,762	858	5,116	3,949	1,167

Total interest income	14,163	11,510	2,653	29,313	25,442	3,871

Interest-Expense:
Borrowings	2,796	2,912	(116)	8,049	8,340	(291)
Deposits	2,811	2,811	—	3,555	3,555	—

Total interest expense	5,607	5,723	(116)	11,604	11,895	(291)

Net interest income	$8,556	$5,787	$2,769	$17,709	$13,547	$4,162

______________
(1)	The changes in interest due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

Non-Interest Income

        Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for the three and six-month periods ended June 30, 2000, was $8.4 million and $21.2 million, respectively. As discussed more fully above in "Securitization and Financial Statement Impact", interchange and other credit card fees associated with loans which have been sold are no longer reported as "Intechange and credit cards fees" but instead are now reported as part of "Servicing and Securitization Income." Interchange and other credit card fees may be expected to continue to increase in the future as the credit card portfolio grows.

Non-Interest Expense

        Total non-interest expense for the three month and six months period ended June 30, 2000, increased $13.6 million and $34.3 million, receptively, over the comparable periods in 1999, primarily due to higher employee compensation, credit card activation and servicing costs, and marketing and branding expenses. Employee compensation increased due to staffing needed to support the increase in credit card accounts and other functions including employees recently hired in the Company's new Phoenix, Arizona call center. In addition, the amortization of deferred stock compensation, which represents the difference between the exercise price of certain stock options grants prior to the Company's initial public offering and the fair value of the Company's common stock at the time of such grants, for the three and six months ended June 30, 2000, was $1.3 and $2.4 million compared with $3.4 million and $4.7 million for the same period in 1999. This amortization expense will continue to decrease over time. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business and the building of an infrastructure to support this growth.

Asset Quality

         The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria utilized by the Company to approve customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At June 30, 2000, the majority of the loan portfolio was less than twelve months old. The Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

         For the three months ended June 30, 2000, the Company's managed net charge-off ratio was 2.21% compared to 1.93% for the quarter ended March 31, 2000 and 1.34% for the three months ended June 30, 1999. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year as the portfolio ages and becomes more seasoned.

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

Delinquencies

         Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account is charged-off and all related interest and other fees are reversed. Credit card loans are generally charged off when the loan becomes contractually past due 180 days, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy. The managed loan delinquency rate as of June 30 was 2.68%, compared to 1.48% as of December 31, 1999 and 1.20% as of June 30, 1999. The increase in the delinquency rate is the result of the natural seasoning of the relatively young portfolio and the Company expects that the delinquency rate will fluctuate but generally increase over time. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

	June 30, 2000		June 30, 1999

	Loans	% of Total	Loans	% of Total

	(in thousands)
Managed loan portfolio	$829,678	100.00%	$163,446	100.00%
Loans delinquent:
31-60 days	8,665	1.04%	951	0.58%
61-90 days	5,120	0.62%	445	0.27%
91 or more	8,491	1.02%	563	0.35%

Total	$22,276	2.68%	$1,959	1.20%

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

     The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
On-Balance Sheet:
Average loans outstanding	$421,610	$102,944	$452,538	$71,123
Net charge-offs	2,304	35	4,263	35
Net charge-offs as a percentage of average loans
outstanding	2.19%	0.13%	1.88%	0.10%

Managed:
Average loans outstanding	737,275	127,595	633,092	112,328
Net charge-offs	4,080	426	6,634	601
Net charge-offs as a percentage of average loans
outstanding	2.21%	1.34%	2.10%	1.07%

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

         The provision for loan losses for on-balance sheet loans for the three and six months ended June 30, 2000, totaled $9.6 million and $18.2 million compared with $1.0 million and $2.0 million for the same periods in 1999. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the change in the Company's allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Balance, beginning of period	$9,158	$995	$11,500	—
Provision for loan losses	9,563	1,047	18,163	2,042
Allowance related to loans securitized	(179)	—	(9,162)	—
Charge-offs	(2,411)	(35)	(4,438)	(35)
Recoveries	107	—	175	—

Net charge-offs	(2,304)	(35)	(4,263)	(35)

Balance, end of period	$16,238	$2,007	$16,238	$2,007

Liquidity, Funding and Capital Resources

         The Company finances the growth of its credit card loan portfolio primarily through asset securitizations, secured bank loans and subsidiary bank deposits.

         Through June 30, 2000 and 1999, the Company had received cumulative net proceeds of approximately $620.6 million and $126.6 million, respectively, from securitizations of credit card loans to the conduits. Cash generated from these transactions were used exclusively to fund credit card loan portfolio growth. To date, the Company has available three third-party commercial paper conduits provided by Barclays Bank PLC for $450.0 million, ING Barings (U.S.) Capital Markets LLC for $150.0 million and First Union Securities, Inc. for $220.0 million. The Company will have the ability to fund new receivables during the revolving period of these conduits. After the revolving period, the Company will use principal collections generated by its receivables to pay the principal amount outstanding under these conduits. The revolving period ends in June 2001 for the Barclay's facility, January 2002 for the ING Baring's facility and February 2003 for the First Union facility. In August 2000, the Company secured a fourth third-party paper conduit facility provided by Chase Securities, Inc. for $150.0 million. The revolving period for this facility period ends in August 2001.

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

         Beginning in the last quarter of 1999, NextBank, N.A. began issuing jumbo certificates of deposit ("CDs"). These CDs are generally issued to institutional and retail customers in increments of $100,000. As of June 30, 2000, $207.4 million of CDs were outstanding with maturities as follows:

(in thousands)

Three months or less	$75,418
Over three months through twelve months	115,266
Over one year through five years	16,705

Total Deposits	$207,389

        As the portfolio of credit card loans grows, or as the conduit securitization fundings amortize, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations and asset securitization programs, together with the secured bank borrowings, subsidiary bank deposit program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

Capital Adequacy

         The Company's banking subsidiary, NextBank, N.A., is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the "OCC"). The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of stockholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized." As of June 30, 2000, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below:

Capital Ratio	Actual Ratio	To Be "Well Capitalized"

Tier 1 Capital	11.0%	6.0%
Total Capital	12.2%	10.0%
Tier 1 Leverage	20.0%	5.0%

        In addition to the above capital ratios, the OCC requires that for the first three years of operations, NextBank maintain a ratio of stockholders' equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of June 30, NextBank was in compliance with this capital requirement.

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

The Company Has A History Of Losses And It Anticipates Significant Future Losses

     The Company incurred net losses of $1.9 million for the period from its inception through December 31, 1997, $16.1 million for the year ended December 31, 1998, $77.2 million for the year ended December 31, 1999 and $42.2 million for the six month period ended June 30, 2000. As of June 30, 2000, the Company had an accumulated deficit of $137.3 million. To date, the Company has not achieved profitability and the Company expects to incur significant net losses for at least the next one to two years. The Company intends to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, the Company will need to generate significant revenue to achieve profitability. The Company cannot be certain that it will be able either to maintain its recent revenue growth rates or to generate adequate revenue to achieve profitability. If the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future.

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

The Company's Unseasoned Credit Card Portfolio Makes Its Prediction Of Delinquency And Loss Levels Difficult

     As of June 30, 2000, the majority of the Company's credit card balances were generated in the last twelve months. As a result, the Company cannot accurately predict the levels of delinquencies and losses that can be expected from its portfolio over time. As the Company's portfolio becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above the Company's expectations could materially and adversely impact the Company's results of operations and financial condition.

The Company May Be Unable To Retain Customers When The Company Increases Their Introductory Or Fixed Interest Rates

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

The Company May Encounter Difficulties Due To Our Untested Customer Base

     The Company targets its credit card products to Internet users. Internet users are an emerging market segment; as such, there is less historical experience with respect to the credit risk and performance of these consumers. The Company may encounter difficulties projecting accurately delinquencies and losses, and may not be able to price its products appropriately. The Company has limited experience developing and implementing proprietary credit criteria. As a result, as compared to issuers targeting traditional market segments, the Company could experience any or all of the following:

  a greater number of cardholder payment defaults or other unfavorable payment behavior;
  an increase in fraud by its cardholders and third parties; and
  changes in the traditional patterns of cardholder loyalty and usage.

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

Fluctuations In the Company's Quarterly Revenue And Operating Results May Affect The Price Of Its Common Stock

     Quarterly fluctuations in the Company's earnings could adversely affect the market price of its common stock. Its revenue consists of the finance charges paid by its customers based on their outstanding balances, the amounts received through the Visa system based upon a percentage of its customers' purchases and the fees paid by its customers. As a result, the Company depends substantially on the level of customer balances, the level of interest rates on its credit card portfolios, the timing of payments of its cardholders and the volume of NextCard Visa purchases. Variations in these factors could affect the Company's quarterly revenue. Any shortfall in its revenue would have a direct impact on its operating results for a particular quarter.

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
  the success of its brand building, advertising and marketing campaigns; and, general economic conditions, including interest rate volatility, and economic conditions specific to the Internet, online commerce and the credit card industries.

The Company May Be Unable To Satisfactorily Fund Its Working Capital Requirements

     If the Company's current funding becomes insufficient to support future operating requirements, its will need to obtain additional funding either by increasing its lines of credit or by raising additional debt or selling additional equity in the public or private capital markets. Given the recent price volatility of the Company's common stock, there can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. Its failure to raise additional funding when needed could have a material adverse effect on its business, results of operations and financial condition. The stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price volatility that has often been unrelated or disproportionate to the operating performance of particular companies.

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

     Through NextBank, the Company's funds a portion of its loan portfolio through federally insured "jumbo" (i.e. $100,000 or greater) certificate of deposits accounts. The Company may not be able to attract or retain sufficient deposits at attractive interest rates to fund the Company's loan portfolio through NextBank. Moreover, if adequate capital is not available, it also may be subject to an increased level of regulatory supervision that could have an adverse effect on its operating results and financial condition.

The Company's Customers May Become Dissatisfied By System Disruptions And Failures

     The Company's website has in the past experienced, and may in the future experience, slower than normal response times or other problems, such as system unavailability. Customers may become dissatisfied by any system failure that interrupts or delays its ability to provide itsservices to them. Any interruption or delay in its operations could materially and adversely affect the Company's business.

     If the number of users of the Company's website increases substantially, the Company will need to significantly expand and upgrade its technology, transaction processing systems and network infrastructure. Its website must accommodate a high volume of users and deliver frequently updated information. The number of visitors and credit card applicants to its website has increased substantially month-over-month since the introduction of the NextCard Visa, and the Company anticipates that this traffic will continue to increase over time. However, it is difficult to predict the future traffic on the Company's website. Marketing efforts and other events could cause traffic to strain the Company's website's capacity. The Company does not know whether it will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner.

     The Company's systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power losses, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. As the Company currently has not fully tested "end-to-end" back-up systems for many aspects of its operations, a failure of a single aspect of its system could cause interruptions or delays in its entire operation. The Company does not carry sufficient business interruption insurance to compensate for losses that could occur.

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

The Company May Be Unable To Effectively Manage The Rapid Growth In Its Operations

     Since the introduction of the NextCard Visa product in December 1997, the Company has experienced rapid growth in its operations. From December 31, 1997 through June 30, 2000, the Company grew from approximately 18 to 504 employees, and its loans under management increased from $0.0 to $829.7 million. The Company is planning for continued rapid growth of its operations. This growth requires it to expand its marketing, customer service and support, credit and technology organizations. There can be no assurance that the Company will be able to attract and retain sufficient numbers of personnel to satisfy its anticipated growth. Rapid growth places a significant strain on its financial reporting, information and management systems and resources. The Company's business, results of operations and financial condition will be materially adversely affected if it is unable to effectively manage its expanding operations. For example, if the Company was unable to maintain and scale its financial reporting and information systems, it may not have access to adequate, accurate and timely financial information.

The Company May Be Unable To Successfully Develop NextCard As A Brand

     The dynamics of a brand name have traditionally worked differently in the credit card market than in many other industries. In the credit card market, consumers have responded more to brand names, such as Visa or MasterCard, than to the identity of the issuer. The Company believes that the internet may have changed the underlying market dynamics for brand recognition as compared to the offline market. Accordingly, the Company has implemented a marketing plan to establish brand recognition with Internet users, and to persuade customers to switch to its products and services, particularly because it competes, or expects to compete, with larger financial institutions that have well-established brand names. The Company cannot assure that it will successfully develop its brand name. If the brand name of online credit card issuers becomes important, and if other credit card issuers begin to compete with the Company for online brand name recognition, the Company's business, results of operations and financial condition could be materially and adversely affected.

Risks Related To The Company's Industry

The Company's Performance Will Depend On The Growth Of The Internet And Internet Commerce

     The Company's future success depends heavily on the overall continued growth and acceptance of the Internet, including its use in electronic commerce. If Internet usage or commerce does not continue to grow or grows more slowly than expected, the Company's business, operating results and financial condition will be adversely affected. Consumers and businesses may reject the Internet as a viable medium for a number of reasons. These include potentially inadequate network infrastructure, slow development of enabling technologies and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and procedures required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, procedures or related products, services and facilities are developed, the Company may incur substantial expenses adapting its solutions to changing or emerging technologies.

The Company's Performance Will Depend On The Continued Growth Of The Financial Services Market

     The Company's business would be adversely affected if the growth in Internet financial products and services does not continue or is slower than expected. Although the Company believes the Internet has the potential to transform the delivery of consumer financial products, consumers' acceptance of recently introduced financial products and services is at an early stage and is subject to a high level of uncertainty. Although the Company's long-term vision is to define and enable the internet consumer's transaction experience, presently its offers only a single product, the NextCard credit card. As the online financial services industry matures, the Company may not be able to offer online financial products and services.

Intense And Increasing Competition In Financial Services Could Harm the Company's Business

     The financial services market is rapidly evolving and intensely competitive. The recently enacted Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. The Company operates in this competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than it does. Some of the Company's competitors may be able to obtain funding at a more favorable rate than the Company can obtain. In addition, the Company's business model anticipates that it will derive a large majority of its revenue from the interest charged on credit card balances contained in the portfolio of loans it holds. Increased competition could require the Company to reduce the interest rates it charges on its customers' balances. This could have a material adverse effect on the Company's business, results of operations and financial condition.

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
  replicate the Company's products and services;
  engage in more extensive research and development;
  undertake farther-reaching marketing campaigns;
  adopt more aggressive pricing policies;
  make more attractive offers to existing and potential employees and strategic partners;
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

The Company May Be Unable To Introduce New Services, Features And Functions

     The Internet and related financial institutions marketplaces are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The Company's future success will depend on its ability to adapt to rapidly changing technologies and to enhance existing products and services, as well as to develop and introduce a variety of new products and services to address its customers' changing demands. The Company may experience difficulties that delay or prevent the successful design, development, introduction or marketing of its products and services. In addition, material delays in introducing new products and services and enhancements may cause customers to forego purchases of its products and services and purchase instead those of its competitors.

The Company May Be Unable to Undertake Additional Activities Due to Governmental Regulations

     NextBank is a limited purpose national credit card bank. If NextBank decided to expand its activities beyond those permissible for a limited purpose national credit card bank, the Company would be required to file an application with, and receive the prior approval of, the Office of the Comptroller of the Currency ("OCC") to amend NextBank's charter. Moreover, the Company would be required to file an application with, and receive the prior approval of, the Federal Reserve Board to become a bank holding company. If the Company does not receive the necessary approval from the OCC and the Federal Reserve, the Company would be unable to expand its activities beyond those permitted for a limited purpose national credit card bank.

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

     The Company's business is subject to extensive federal and state regulation, including regulation under consumer protection laws. NextBank, the Company's wholly owned subsidiaries, is a limited purpose national credit card bank, and is subject to regulation under federal banking laws and certain laws of California and other states, as well as regulatory supervision by the OCC and the Federal Deposit Insurance Corporation. As an affiliate of

NextBank, the Company is also subject to regulatory oversight. Existing and future legislation and regulatory supervision could have a material adverse effect on the Company's business, including our credit and authentication policies, pricing and products.

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

     The Company has filed several patents applications and has applied to register several of the Company's trademarks, both in the United States and abroad. The Company cannot assure that its patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide the Company with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of its intellectual property rights is uncertain. Any litigation surrounding such rights could force the Company to divert important financial and other resources away from its business operations.

     The Company collects and utilizes data derived from applications on the NextCard website and through transactions made using its products. Although the Company believes that it has the right to use such data and compile such data in its database, it cannot assure that any intellectual property protection will be available for use. In addition, third parties may claim rights to such information.

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

The Company May Not Be Able to Acquire or Maintain Appropriate Domain Names

     The Company holds rights to various Web domain names including "nextcard.com." Governmental agencies typically regulate domain names. These regulations are subject to change. The Company may not be able to acquire or maintain appropriate domain names in all countries in which it plans to do business. Furthermore, regulations governing domain names may not protect its trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

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

Item 2.           Changes in Securities

     Not applicable

Item 3.           Defaults Upon Senior Securities Holders

     Not applicable

Item 4.           Submissions of Matter to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 26, 2000.

(a) The following nominees were elected as directors, each to hold a three-year term, by the vote set forth below:

Nominee	Votes for	Votes Withheld
Alan N. Colner	44,003,325	40,562
Daniel R. Eitingon	44,003,360	40,527

(b) The proposal to amend the 1997 Stock Plan to (i) increase the number of shares reserved for grant by 3,050,000 shares, and (ii) provide for an automatic annual increase in the number of shares reserved for grant was approved by the vote set forth below:

Votes for	Votes Against	Votes Abstain	Brokered Non-Votes
28,434,149	8,342,710	25,500	7,241,528

[c] The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for fiscal 2000 was approved by the vote set forth below:

Votes for	Votes Against	Votes Abstain
44,010,963	13,715	19,209

Item 5.           Other Information

     Not applicable

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit Number	Description
	27.1	Financial Data Schedule

(b)	Reports on Form 8-K

Not Applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTCARD, INC.

(Registrant)

Date: August 15, 2000	/s/ JOHN V. HASHMAN

John V. Hashman
Chief Executive Officer and President

Date: August 15, 2000	/s/ BRUCE G. RIGIONE

Bruce G. Rigione
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
27.1	Financial Data Schedule