Form 10-Q
period 2000-09-30
NEXTCARD INC
filed 2000-11-14
CIK 1081015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________.

0-26019
(Commission File Number)

NEXTCARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	68-0384-606 (I.R.S. Employer Identification No.)

595 Market Street, Suite 1800, San Francisco, California (Address of Principal Executive Offices)	94105 (Zip Code)

(415) 836-9700
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             As of October 31, 2000 there were 53,147,576 shares of the registrant’s Common Stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting.

NEXTCARD, INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2000

NEXTCARD, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Cash and cash equivalents	$192,538	$189,178
Cash and cash equivalents, restricted	18,138	31,811
Credit card loans receivable	544,171	416,315
Less allowance for loan losses	(21,377)	(11,500)

Net loans	522,794	404,815
Interest receivable	4,247	2,160
Equipment and leasehold improvements, net	17,357	8,385
Due from securitizations	73,516	—
Prepaid and other assets	34,271	25,961

Total assets	$862,861	$662,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$2,000	$2,000
Interest bearing	300,313	1,800

Total deposits	302,313	3,800

Accounts payable	12,010	7,962
Accrued expenses and other liabilities	28,194	14,554
Other borrowings	4,743	11,359
Secured borrowings	294,600	346,000

Total liabilities	641,860	383,675

Shareholders’ equity:
Common stock, par value $.001 per share (authorized: 87,433 shares; issued and outstanding: September 30, 2000—53,121 shares; December 31, 1999—51,022 shares)	53	51
Additional paid-in capital	384,867	385,745
Deferred stock compensation	(6,199)	(12,003)
Notes receivable from shareholders	—	(13)
Accumulated deficit	(157,563)	(95,145)
Accumulated comprehensive income	(157)	—

Total shareholders’ equity	221,001	278,635

Total liabilities and shareholders’ equity	$862,861	$662,310

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Interest income:
Credit card loans	$20,980	$5,486	$48,441	$7,992
Cash and investments	3,549	1,400	9,092	2,585

Total interest income	24,529	6,886	57,533	10,577

Interest expense:
Borrowings	7,512	3,249	18,075	5,762
Deposits	4,422	—	7,977	—

Total interest expense	11,934	3,249	26,052	5,762

Net interest income	12,595	3,637	31,481	4,815
Provision for loan losses	16,134	3,185	34,297	5,227

Net interest income (loss) after provision for loan losses	(3,539)	452	(2,816)	(412)

Non-interest income:
Securitization and servicing income	13,519	—	28,258	—
Interchange fees	2,716	717	5,715	1,130
Credit card fees and other	7,525	416	10,987	618
Profit and loss sharing	—	—	—	341

Total non-interest income	23,760	1,133	44,960	2,089

Non-interest expenses:
Salaries and employee benefits	15,606	6,724	36,747	15,322
Marketing, advertising and branding	7,891	8,813	26,212	16,364
Credit card activation and servicing costs	5,628	3,114	14,685	7,116
Occupancy and equipment	3,045	1,227	7,369	2,656
Professional fees	823	640	3,139	1,106
Amortization of loan structuring fee	774	655	1,944	2,967
Amortization of deferred stock compensation	1,264	2,349	3,696	7,096
Other	5,448	835	10,770	1,494

Total non-interest expenses	40,479	24,357	104,562	54,121

Net loss	$(20,258)	$(22,772)	(62,418)	$(52,444)

Basic and diluted net loss per common share	$(0.38)	$(0.50)	$(1.19)	$(2.11)

Weighted average common shares used in net loss per common share calculation	53,075	45,408	52,339	24,809

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Convertible Preferred Stock Series A-D		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Notes Receivable from Shareholders	Accumulated Deficit	Accumulated Comprehensive Income	Total Shareholders Equity

Balances at December 31, 1998	32,626	$33	4,932	$5	$63,875	$(6,000)	$(26)	$(17,950)	—	$39,937
Issuance of common stock upon exercise of stock options and warrants	—	—	1,743	1	350	—	—	—	—	351
Issuance of common stock from IPO, net of expenses	—	—	6,900	7	126,969	—	—	—	—	126,976
Issuance of stock warrants	—	—	—	—	2,693	—	—	—	—	2,693
Conversion of preferred stock to common stock	(32,626)	(33)	32,626	33	—	—	—	—	—	—
Settlement of notes receivable							13			13
Deferred stock compensation	—	—	—	—	16,031	(16,031)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	7,096	—	—	—	7,096
Net loss	—	—	—	—	—	—	—	(52,444)	—	(52,444)

Balances at September 30, 1999	—	$—	46,201	$46	$209,918	$(14,935)	$(13)	$(70,394)	—	$124,622

Balances at December 31, 1999	—	$—	51,022	$51	$385,745	$(12,003)	$(13)	$(95,145)	$—	$278,635
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(62,418)	—	(62,418)
Currency translation adjustment	—	—	—	—	—	—	—	—	(157)	(157)

Comprehensive income	—	—	—	—	—	—	—	—	—	(62,575)
Issuance of common stock	—	—	2,099	2	1,230	—	—	—	—	1,232
Deferred stock compensation					(2,108)	2,108	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	3,696	—	—	—	3,696
Settlement of notes receivable	—	—	—	—	—	—	13	—	—	13

Balances at September 30, 2000	—	$—	53,121	$53	$384,867	$(6,199)	$—	$(157,563)	$(157)	$221,001

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Operating activities:
Net loss	$(62,418)	$(52,444)
Adjustments to net loss to arrive at cash used in operating activities:
Provision for loan losses	34,297	5,227
Deprecation and amortization	5,286	4,122
Amortization of deferred acquisition costs	3,202	—
Amortization of deferred stock compensation	3,696	7,096
Securitization gains	(15,905)	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,048	548
Increase in accrued expenses and other liabilities	13,640	15,086
(Increase) decrease in prepaid and other assets	(12,545)	(9,994)

Net cash used in operating activities	(26,699)	(30,359)

Investing activities:
Net loans originations	(713,757)	(247,540)
Increase in amounts due from securitizations	(19,344)	—
Loan portfolio acquisition	—	(22,240)
Acquisition of Textron National Bank, net of assumed liabilities	—	(4,459)
Purchase of equipment and leasehold improvements	(12,253)	(5,846)

Net cash used in investing activities	(745,354)	(280,085)

Financing activities:
Net increase in deposits	298,513	2,000
Net change in secured borrowings	468,600	229,129
Proceeds from other borrowings	—	11,673
Payments made on other borrowings	(6,616)	(298)
Proceeds from issuance of common stock	1,230	127,327
Proceeds from settlement of notes receivable	13	13

Net cash provided by financing activities	761,740	369,844

Net increase (decrease) in cash and cash equivalents	(10,313)	59,400
Cash and cash equivalents at the beginning of the period	220,989	40,134

Cash and cash equivalents at the end of the period	$210,676	$99,534

Supplemental disclosures:
Cash paid during the period for interest	$27,561	$2,688
Supplemental disclosures of noncash investing and financing activities:
Unearned stock based compensation	$(2,108)	$16,030
Issuance of preferred stock warrants for loan structuring/origination fee	—	$2,693
Securitization of loans	$549,266	—

See notes to consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

             The consolidated financial statements include NextCard, Inc. and its wholly owned subsidiaries, NextBank, N.A. and NextCard Limited (collectively “the Company”). The Company is an Internet-based provider of consumer credit.

             The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

             All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

2. Earnings Per Share

             Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table sets forth the computation of both basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands, except per share data)

Net loss	$(20,258)	$(22,772)	$(62,418)	$(52,444)

Basic and diluted:
Weighted average shares of common stock outstanding	53,075	46,024	52,427	25,703
Less: Weighted average shares subject to repurchase	—	(616)	(88)	(894)

Weighted average common shares used in basic and diluted net loss per common share calculation	53,075	45,408	52,339	24,809

Basic and diluted net loss per common shares	$(0.38)	$(0.50)	$(1.19)	$(2.11)

3. Allowance for Loan Losses

             The activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,

	2000	1999

	(in thousands)
Balance at January 1	$11,500	$—
Provision for loan losses	34,297	5,227
Allowance related to loans securitized	(16,017)	1,900
Charge-offs	(8,731)	(949)
Recoveries	328	—

Net charge-offs	(8,403)	(949)

Balance at September 30	$21,377	$6,178

4. Asset Securitization

             The Company securitizes all eligible credit card receivables through the NextCard Master Trust (the “Master Trust”). These credit card receivables are transferred to the Master Trust, which in turn, issues certificates representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduit providers. To date, the Master Trust has issued four series of investor certificates, two of which qualified for sales treatment under Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“ Statement No. 125”), in the first and third quarters. As a result, certain qualifying receivables related to these series’ transfers were treated as sales.

             When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The subordinated retained ownership interests are included in “Due from Securitizations” which also includes amounts deposited in accounts held by the trust for the benefit of the trust’s security holders’, servicing fee receivables, and interest-only strip receivables.

             Investors in the Company’s securitization transactions have no recourse against the Company for any customers’ failure to pay their credit card loans; however, the Company retains interests which are subordinated to the investors’ interests until the investors have been fully paid.

             Under Statement No. 125, gains are recognized at the time of each sale and are recorded in “Securitization and Servicing Income.” These gains generally represent interest-only strip receivables and are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses.

             The securitization income recorded by the Company and the measurement of the Company’s retained interests are dependent upon management’s estimates of future cash flows. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models.

             Subsequent to each sale, the Company’s retained interests are carried at estimated fair market value with changes in fair value reported as a component of non-interest income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates of the future cash flows.

5. Newly Issued Accounting Pronouncements:

             Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments though earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company believes that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial statements.

             In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”(“SFAS No. 140”). SFAS No. 140, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. SFAS No. 140 will be effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements will be required for financials statements for fiscal years ending after December 15, 2000. The company intends to adopt SFAS No. 140 on the required effective dates. Implementation of SFAS No. 140 is not expected to have a material impact on the Company’s consolidated financial st a tements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             The Company is a leading Internet-based provider of consumer credit. The Company was the first to offer an online approval system for a Visa® card and to provide interactive, customized offers to credit card applicants.

             The Company combines expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. The Company’s product, the NextCard® Visa, which the Company calls the First True Internet Visa, is marketed to consumers exclusively through its website, www.nextcard.com. The Company offers credit card customers a unique combination of convenience, customization, shopping enhancements and online customer service. The NextCard Visa can be used for both online and offline purchases.

Forward-Looking Information

             This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Compa ny’s actual results to differ materially from the results discussed in the forward-looking statements.

Earnings Summary

             The net loss for the three months ended September 30, 2000 was $20.3 million, or $0.38 per share, down 11% from $22.8 million, or $0.50 per share, for the three months ended September 30, 1999. Excluding a $1.8 million investment to develop the U.K. technology and operations platform, the Company’s net loss was $18.5 million or $0.35 per share for the quarter. Net loss for the nine months ended September 30, 2000 was $62.4 million, or $1.19 per share, up 19% from $52.4 million, or $2.11 per share, for the nine months ended September 30, 1999. The increase in net loss for the nine month period ended September 30, 2000 compared to the same period in 1999 was the result of increases in interest expense, the provision for loan losses and non-interest expense. These increases were partially offset by increases in interest income and other operating income, primarily servicing and securitization income. Th e increase in interest and servicing and securitization income was largely attributable to the growth in average managed loans to $962.0 million for the three months ended September 30, 2000 from $212.7 million for same period in 1999. In addition, the Company recognized $15.9 million in gains from securitization activities in 2000. The Company’s ability to grow its managed loan portfolio is primarily attributable to its ability to uniquely customize each approved applicant’s offer in real-time though the Company’s proprietary Profile Based Pricing system. Total customer accounts as of September 30, 2000 increased 331% to 577,000, compared to approximately 134,000 customers accounts as of September 30, 1999, and increased 30% over the approximately 443,000 customer accounts as of June 30, 2000.

Securitization and Financial Statement Impact

             The Company securitizes all eligible credit card receivables through the NextCard Master Trust (the “Master Trust”). These credit card receivables are transferred to the Master Trust, which, in turn, issues certificates representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits. To date, the Master Trust has issued four series of investor certificates, two of which qualified for sales treatment under Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 125”), in the first and third quarters. As a result, certain qualifying receivables related to these series’ transfers were treated as sales.

             When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The subordinated retained ownership interests are included in “Due from Securitizations” which also includes amounts deposited in accounts held by the trust for the benefit of the trust’s security holders’, servicing fee receivables, and interest-only strip receivables.

             Investors in the Company’s securitization transactions have no recourse against the Company for its customers’ failure to pay their credit card loans; however, the Company retains interests which are subordinated to the investors’ interests until the investors have been fully paid.

             Under Statement No. 125, gains are recognized at the time of each sale and are recorded in “Securitization and Servicing Income”. These gains generally represent interest-only strip receivables and are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses.

             The Company services the accounts underlying the securitized loans and earns a monthly fee. The finance charges and fees generated by the securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses is referred to as “excess servicing income.” Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest-only strip receivable (which is recorded at present value), as servicing and securitization income.

             The securitization income recorded by the Company and the measurement of the Company’s retained interests are dependent upon management’s estimates of future cash flows. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models.

             Subsequent to each sale, the Company’s retained interests are carried at estimated fair market value with changes in fair value reported as non-interest income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates of the future cash flows.

             The Company allocates resources on a managed basis and financial information provided to management reflects the Company’s results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the Company’s reported financial information in its consolidated financial statements. This adjustment reclassifies securitization and servicing income into interest income, interchange, other fees, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of sales treatment accorded to certain securitization transactions under Statement No. 125.

	For The Three Months Ended September 30, 2000			For The Nine Months Ended September 30, 2000

	Total Managed	Securitization Adjustments	Total Owned	Total Managed	Securitization Adjustments	Total Owned

		(in thousands)			(in thousands)
Interest income	$35,184	$(10,655)	$24,529	$81,882	$(24,349)	$57,533
Interest expense	17,503	(5,569)	11,934	38,581	(12.529)	26,052

Net interest income	17,681	(5,086)	12,595	43,301	(11,820)	31,481
Provision for loan losses	18,516	(2,382)	16,134	38,996	(4,214)	34,297

Net interest income after provision for loan losses	(835)	(2,704)	(3,539)	4,305	(7,606)	(2,816)
Non-interest income	21,759	2,001	23,760	39,041	5,919	44,960
Non-interest expense	41,182	(703)	40,479	105,764	(1,687)	104,562

Net income	$(20,258)	$—	$(20,258)	$(62,418)	$—	$(62,418)

Ending loans outstanding	$1,093,437	$549,266	$544,171	$1,093,437	$549,266	$544,171

Managed Loan Portfolio

             The Company’s managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa program, including all securitized loans and loans previously funded by Heritage Bank. Prior to October of 1999, Heritage Bank funded and owned a portion of the Company’s managed loan portfolio. The Heritage-owned portion of the credit card loan portfolio was not an asset of the Company, and therefore, was not shown on the Company’s consolidated balance sheets. The following table summarizes the Company’s managed loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Period-end balances
Credit card loans:
On-balance sheet	$544,171	$268,014	$544,171	$268,014
Securitized loans	549,266	—	549,266	—
Heritage-owned	—	—	—	—

Total managed loan portfolio	$1,093,437	$268,014	$1,093,437	$268,014

Average balances
Credit card loans:
On-balance sheet	$642,280	$203,652	$522,359	$117,060
Securitized loans	319,703	—	222,509	—
Heritage-owned	—	9,007	—	25,780

Total managed loan portfolio	$961,983	$212,659	$744,868	$142,840

Net Interest Income

             Net interest income consists of interest earned on the Company’s credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

             Reported net interest income for the three and nine months ended September 30, 2000, was $12.6 million and $31.5 million, respectively, compared to $3.6 million and $4.8 million for the same periods in 1999. These increases were primarily due to $438.6 million and $417.1 million increases in on-balance sheet average loans and $65.5 million and $114.9 million increases in average cash and investments, over the comparable periods in 1999. The annualized net interest margin on average earning assets for the three months ended September 30, 2000 was 6.09% compared with 4.51% for the three months ended September 30, 1999. The third quarter’s net interest margin was favorably impacted by the increase in variable rate credit card products, the repricings of the Company’s credit card loan portfolio due to the expiration of introductory rate periods, and a lower cost of funds compared to the same quarter in 1999. The net interest margin was negatively impacted by loan fee amortization expense related to warrants paid to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three-year period. The net interest spread for the three months ended September 30, 2000 was 4.61% compared with 1.23% for the three months ended September 30, 1999. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the yield on the Company’s loan portfolio increases; however, there can be no assurances that such spread will improve.

             Managed net interest income for the three-month period ended September 30, 2000 was $17.7 million, or 6.02%, compared to $14.9 million, or 6.19%, for the period ended June 30. The managed net interest spread was 5.07% and 4.42% for the three month periods ended September 30 and June 30, 2000, respectively. The decrease in both reported and managed net interest margin for the three month period ended September 30, 2000 compared to the three month period ended June 30, 2000 was caused by the Company’s increased use of borrowings and deposits and corresponding decreased use of capital to fund the loan portfolio.

             Another measure of portfolio profitability is the risk-adjusted margin which takes into consideration both pricing and risk. Risk-adjusted margin is the total yield on the portfolio, including fees and interchange, less charge-offs and cost of funds. For the three months ended September 30, 2000, the Company’s risk-adjusted margin increased to 9.05% compared to 4.62% during the same period in 1999 and 6.81% for the three month period ended June 30, 2000. This increase in risk adjusted margin is primarily due to increase in total yield on the portfolio.

             The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three-months ended September 30, 2000 and 1999 and for the nine-months ended September 30, 2000 and 1999.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

	Three Months Ended September 30, 2000			Three Months Ended September 30, 1999

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(in thousands)
Owned Basis:
Assets:
Interest-earning assets:
Credit card loans	$642,280	$20,980	13.07%	$203,652	$5,486	10.78%
Interest-earning cash	184,309	3,549	7.70%	118,826	1,400	4.71%

Total interest-earning assets	826,589	24,529	11.87%	322,478	6,886	8.54%

Allowance for loan losses	(20,056)			(4,134)
Other assets	113,061			20,944

Total assets	$919,594			$339,288

Liabilities and equity:
Interest-bearing liabilities:
Borrowings	$406,970	7,512	7.38%	177,754	3,249	7.31%
Deposits	250,398	4,422	7.06%	—	—	—

Total interest-bearing liabilities	657,368	11,934	7.26%	177,754	3,249	7.31%
Other liabilities	34,116			26,236

Total liabilities	691,484			203,990
Equity	228,110			135,298

Total liabilities and equity	$919,594			$339,288

Net Interest Spread			4.61%			1.23%

Interest income to average interest-earning assets			11.87%			8.54%
Interest expense to average interest-earning assets			5.78%			4.03%

Net Interest Margin			6.09%			4.51%

Managed Basis:
Credit card loans	$961,983	$31,560	13.12%	—	—	—
Total interest-earning assets	1,173,908	35,184	11.99%	—	—	—
Total interest-bearing liabilities	1,012,368	17,503	6.92%	—	—	—
Net interest spread	—	—	5.07%	—	—	—
Net interest margin	—	—	6.02%	—	—	—

	Nine Months Ended September 30, 2000			Nine Months Ended September 30, 1999

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(in thousands)
Owned Basis:
Assets:
Interest-earning assets:
Credit card loans	$522,359	$48,441	12.36%	$117,060	$7,992	9.10%
Interest-earning cash	191,493	9,092	6.33%	76,618	2,585	4.50%

Total interest-earning assets	713,852	57,533	10.75%	193,678	10,577	7.28%

Allowance for loan losses	(15,434)			(2,154)
Other assets	84,941			13,246

Total assets	$783,359			$204,770

Liabilities and equity:
Interest-bearing liabilities:
Borrowings	$354,963	18,075	6.79%	100,858	5,762	7.62%
Deposits	151,349	7,977	7.03%	—	—	—

Total interest-bearing liabilities	506,312	26,052	6.86%	100,858	5,762	7.62%
Other liabilities	28,212			17,504

Total liabilities	534,524			118,362
Equity	248,835			86,408

Total liabilities and equity	$783,359			$204,770

Net Interest Spread			3.89%			(0.34)%

Interest income to average interest-earning assets			10.75%			7.28%
Interest expense to average interest-earning assets			4.87%			3.97%

Net Interest Margin			5.88%			3.31%

Managed Basis:
Credit card loans	$744,868	$71,871	12.87%	—	—	—
Total interest-earning assets	955,632	81,822	11.42%	—	—	—
Total interest-bearing liabilities	738,312	38,581	6.97%	—	—	—
Net interest rate spread	—	—	4.45%	—	—	—
Net interest margin	—	—	6.03%	—	—	—

Interest Variance Analysis

             Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of the increases (decreases) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates.

	Three Months Ended September 30, 2000 vs 1999			Nine Months Ended September 30, 2000 vs 1999

		Change due to (1)			Change due to (1)

	Increase	Volume	Yield/Rate	Increase	Volume	Yield/Rate

		(in thousands)			(in thousands)
Interest Income:
Credit card loans	$15,494	$14,102	$1,392	$40,449	$36,656	$3,793
Interest-earning cash	2,149	999	1,150	6,507	5,117	1,390

Total interest income	17,643	15,101	2,542	46,956	41,773	5,183

Interest-Expense:
Borrowings	4,263	4,231	32	12,313	12,868	(555)
Deposits	4,422	4,422	—	7,977	7,977	—

Total interest expense	8,685	8,653	32	20,290	20,845	(555)

Net interest income	$8,958	$6,448	$2,510	$26,666	$20,928	$5,738

______________

     (1)   The changes in interest due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

Non-Interest Income

             Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company’s cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for the three and nine-month periods ended September 30, 2000, was $10.2 million and $16.7 million, respectively, compared with $1.1 million and $1.7 million for the comparable periods in 1999. Reported credit card fee income for the three months ended June 30, 2000 was $3.4 million. The significant increase in credit card fee income was attributable to the introduction of fee-based products and the new domicile of NextBank’s charter. The Company recently began marketing fee-based products, beginning with Credit Guard, its credit protection product. In addition to Credit Guard, the fee revenue also increased from locating NextBank’s charter to Arizona. Last quarter, the Company moved the bank charter and brought its credit card fees it charges customers more in line with the rest of the industry. Interchange and other credit card fees may be expected to continue to increase in the future as the credit card portfolio grows.

             As discussed more fully above in “Securitization and Financial Statement Impact,” interchange and other credit card fees associated with loans which have been sold are no longer reported as “Interchange and credit card fees” but instead are now reported as part of “Servicing and Securitization Income.” In addition, the Company recognized $15.9 million in gains from securitization activities during the nine-month period ended September 30, 2000 based on the sale of certain credit card receivables.

Non-Interest Expense

             Total non-interest expense for the three month and nine month periods ended September 30, 2000, increased $16.1 million and $50.4 million, respectively, over the comparable periods in 1999, primarily due to higher employee compensation, credit card activation and servicing costs, marketing and advertising expenses, and the Company’s $1.8 million investment to develop the technology and operations platform for its UK operations. Employee compensation increased due to staffing needed to support the increase in credit card accounts and other functions, including employees recently hired in the Company’s new Phoenix, Arizona call center. In addition, the amortization of deferred stock compensation, which represents the difference between the exercise price of certain stock options grants prior to the Company’s initial public offering and the fair value of the Company’s common stock at the time of such grants, for the three and nine months ended September 30, 2000, was $1.3 million and
$3.7 million compared with $2.4 million and $7.1 million for the same period in 1999. This amortization expense will continue to decrease over time. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business and the building of an infrastructure to support this growth.

Asset Quality

             The Company’s delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company’s credit card account portfolio, the success of the Company’s collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria utilized by the Company to approve customers. The average age of the Company’s credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At September 30, 2000, the majority of the loan portfolio was less than twelve months old. The Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company’s accounts and balances increases.

             For the three months ended September 30, 2000, the Company’s managed net charge-off ratio was 2.67% compared to 2.21% for the quarter ended June 30, 2000 and 1.72% for the three months ended September 30, 1999. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year as the portfolio ages and becomes more seasoned.

             The Company’s primary strategies for managing loan losses are the development of underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers and the provision of conservative customer credit-line assignments. In addition, the Company monitors credit lines closely and has built a collections department, as well as using outside parties, to pursue delinquent customers. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

Delinquencies

             Delinquency levels are monitored on a managed basis. Delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account is charged-off and all related interest and other fees are reversed. Credit card loans are generally charged off when the loan becomes contractually past due 180 days, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy. The managed loan delinquency rate as of September 30 was 3.30%, compared to 2.68% as of June 30, 2000 and 1.15% as of September 30, 1999. The increase in the delinquency rate is the result of the natural seasoning of the relatively young portfolio and the Company expects that the delinquency rate will fluctuate but generally increase over time. The following table presents the delinquency trends of the Company’s credit card loan portfolio on a managed portfolio basis:

	September 30, 2000		September 30, 1999

	Loans	% of Total	Loans	% of Total

	(in thousands)
Managed loan portfolio	$1,093,437	100.00%	$268,014	100.00%
Loans delinquent:
31–60 days	13,374	1.22%	1,482	0.55%
61–90 days	8,067	0.74%	677	0.25%
91 or more	14,626	1.34%	938	0.35%

Total	$36,067	3.30%	$3,097	1.15%

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

             The following table presents the Company’s net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
On-Balance Sheet:
Average loans outstanding	$642,280	$203,652	$522,359	$117,060
Net charge-offs	4,138	915	8,403	949
Net charge-offs as a percentage of average loans outstanding	2.58%	1.80%	2.14%	1.08%

Managed:
Average loans outstanding	961,983	212,659	744,868	142,840
Net charge-offs	6,426	915	13,060	1,516
Net charge-offs as a percentage of average loans outstanding	2.67%	1.72%	2.34%	1.42%

Provision and Allowance for Loan Losses

             The allowance for loan losses is maintained for on-balance sheet loans. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio. For loans maintained on Heritage’s balance sheet until July 1999, anticipated losses and related reserves were reflected in the calculations of the profit-and-loss sharing income from Heritage.

             The provision for loan losses for on-balance sheet loans for the three and nine months ended September 30, 2000, totaled $16.1 million and $34.3 million compared with $3.2 million and $5.2 million for the same periods in 1999. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the change in the Company’s allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)		(in thousands)
Balance, beginning of period	$16,239	$2,008	$11,500	—
Provision for loan losses	16,134	3,185	34,297	5,227
Allowance related to loans securitized	(6,858)	1,900	(16,017)	1,900
Charge-offs	(4,291)	(915)	(8,731)	(949)
Recoveries	153	—	328	—

Net charge-offs	(4,138)	(915)	(8,403)	(949)

Balance, end of period	$21,377	$6,178	$21,377	$6,178

Liquidity, Funding and Capital Resources

             At September 30, 2000, the Company’s held $210.7 million of cash compared with $206.8 and $221.0 at June 30, 2000 and December 31, 1999, respectively.

             The Company finances the growth of its credit card loan portfolio primarily through asset securitizations, secured bank loans and subsidiary bank deposits.

             Through September 30, 2000 and 1999, the Company had received cumulative net proceeds of approximately $814.6 million and $346.0 million, respectively, from securitizations of credit card loans with the conduits. Cash generated from these transactions was used exclusively to fund credit card loan portfolio growth. To date, the Company has available four third-party commercial paper conduits provided by Barclays Bank PLC for $450.0 million, ING Barings (U.S.) Capital Markets LLC for $150.0 million, First Union Securities, Inc. for $220.0 million and Chase Securities, Inc. for $150.0 million. The Company will have the ability to fund new receivables during the revolving periods of these conduit arrangements. After the revolving period, the Company will use principal collections generated by its receivables to pay the principal amount outstanding under these conduits. The revolving period ends in June 2001 for the Barclay’s facility, January 2002 for the ING Baring’s facility, February 2003 for the First Union facility and August 2001 for the Chase Securities facility.

             The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company’s ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company’s securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources, and in a worst case scenario, could create liquidity risks or significantly limit the Company’s ability to grow if other funding is unavailable.

             Beginning in the last quarter of 1999, NextBank, N.A. began issuing jumbo certificates of deposit (“CDs”). These CDs are generally issued to institutional and retail customers in increments of $100,000. As of September 30, 2000, $302.3 million of CDs were outstanding with maturities as follows:

(in thousands)

Three months or less	$119,381
Over three months through twelve months	170,827
Over one year through five years	12,105

Total Deposits	$302,313

             As the portfolio of credit card loans grows, or as the conduit securitization fundings amortize, the Company’s funding needs will increase accordingly. The Company believes that its cash flow from operations and asset securitization programs, together with the secured bank borrowings, subsidiary bank deposit program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

Capital Adequacy

             The Company’s banking subsidiary, NextBank, N.A., is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”). The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of stockholders’ equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is “well capitalized.” As of September 30, 2000, NextBank was “well capitalized” in all regulatory capital ratio categories, as set forth below:

Capital Ratio	Actual Ratio	Minimum To Be “Well Capitalized”

Tier 1 Capital	10.12%	6.0%
Total Capital	11.37%	10.0%
Tier 1 Leverage	16.59%	5.0%

             In addition to the above capital ratios, the OCC has required that for the first three years of operations, NextBank maintain a ratio of shareholders’ equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of September 30, NextBank was in compliance with this capital requirement.

ADDITIONAL FACTORS WHICH MAY AFFECT FUTURE RESULTS

             As discussed in the Company’s Annual Report on Form 10-K, as filed with the SEC, the following additional risk factors could materially affect the Company’s business, operating results and financial condition.

Risks Related to Our Business

The Company’s Limited Operating History Makes Evaluation of Its Business and Prospects Difficult

             The Company was formed in June 1996. The Company introduced the NextCard Visa in December 1997. The Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company’s business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet products and services.

The Company Has a History of Losses and It Anticipates Significant Future Losses

             The Company incurred net losses of $1.9 million for the period from its inception through December 31, 1997, $16.1 million for the year ended December 31, 1998, $77.2 million for the year ended December 31, 1999 and $62.4 million for the nine month period ended September 30, 2000. As of September 30, 2000, the Company had an accumulated deficit of $157.6 million. To date, the Company has not achieved profitability and the Company expects to continue to incur net losses for at least the next year. The Company intends to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, the Company will need to generate significant revenue to achieve profitability. The Company cannot be certain that it will be able either to maintain its recent revenue growth rates or to generate adequate revenue to achieve profitability. If the Company does achie ve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future.

The Company’s Limited Operating History Makes Its Financial Forecasting Difficult

             Due to the Company’s limited operating history, it cannot forecast operating expenses based on its historical results. Accordingly, the Company bases its forecast of operating expenses, in part, on future revenue projections. Most of these expenses are fixed in the short term and the Company may not be able to quickly reduce spending if it achieves lower than anticipated revenue. The Company’ s ability to accurately forecast its revenue is limited. If the Company’s revenue does not meet its internally developed projections, its net losses will be even greater than the Company anticipates and its business, operating results and financial condition may be materially and adversely affected.

The Company’s Unseasoned Credit Card Portfolio Makes Its Prediction of Delinquency and Loss Levels Difficult

             As of September 30, 2000, the majority of the Company’s credit card balances were generated in the last twelve months. As a result, the Company cannot accurately predict the levels of delinquencies and losses that can be expected from its portfolio over time. As the Company’s portfolio becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above the Company’s expectations could materially and adversely impact the Company’s results of operations and financial condition.

The Company May Be Unable to Retain Customers When the Company Increases Their Introductory or Fixed Interest Rates

             To attract new customers, the Company has offered and may continue to offer low introductory interest rates that increase after expiration of the introductory period. In addition, the Company offers fixed rate products that may increase if customers fail to pay their credit card bills on a timely or consistent basis. Given the Company’s limited operating history, it does not know what percentage of its customers will continue to use their NextCard Visa after they are repriced. If fewer customers than the Company expects continue to use their NextCard Visa after they are repriced, the Company’s results of operations could be adversely affected.

The Company May Encounter Difficulties Due to Our Untested Customer Base

             The Company targets its credit card products to Internet users. Internet users are an emerging market segment; as such, there is less historical experience with respect to the credit risk and performance of these consumers. The Company may encounter difficulties projecting delinquencies and losses accurately, and may not be able to price its products appropriately. The Company has limited experience developing and implementing proprietary credit criteria. As a result, as compared to issuers targeting traditional market segments, the Company could experience any or all of the following:

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

Fluctuations in the Company’s Quarterly Revenue and Operating Results May Affect the Price of Its Common Stock

             Quarterly fluctuations in the Company’s earnings could adversely affect the market price of its common stock. Its revenue consists of the finance charges paid by its customers based on their outstanding balances, the amounts received through the Visa system based upon a percentage of its customers’ purchases and the fees paid by its customers. As a result, the Company depends substantially on the level of customer balances, the level of interest rates on its credit card portfolios, the timing of payments of its cardholders and the volume of NextCard Visa purchases. Variations in these factors could affect the Company’s quarterly revenue. Any shortfall in its revenue would have a direct impact on its operating results for a particular quarter.

             The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of its control. These factors include:

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

The Company May Be Unable to Satisfactorily Fund Its Working Capital Requirements

             If the Company’s current funding becomes insufficient to support future operating requirements, it will need to obtain additional funding either by increasing its lines of credit or by raising additional debt or selling additional equity in the public or private capital markets. Given the recent price volatility of the Company’s common stock, there can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. Its failure to raise additional funding when needed could have a material adverse effect on its business, results of operations and financial condition. The stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price volatility that has often been unrelated or disproportionate to the operating performance of particular companies.

The Company May Be Unable to Satisfactorily Fund Its Loan Portfolio

             The Company’s primary source of funding to date has been the securitization of its credit card loan portfolio through commercial paper conduit facilities. Securitization transactions involve the sale of beneficial interests in credit card loan balances. Until now, the Company has completed securitization transactions on terms that it believes are favorable. The availability of securitization funding, however, depends on the difficulty and expense of the funding. Securitizations can be affected by many factors, such as whether a third party will be willing to provide credit enhancement and the rates at which cardholders have repaid their balances in the past. In addition, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms.

             Through NextBank, the Company’s funds a portion of its loan portfolio through federally insured “jumbo” (i.e. $100,000 or greater) certificate of deposits accounts. The Company may not be able to attract or retain sufficient deposits at attractive interest rates to fund the Company’s loan portfolio through NextBank. Moreover, if adequate capital is not available, it also may be subject to an increased level of regulatory supervision that could have an adverse effect on its operating results and financial condition.

The Company’s Customers May Become Dissatisfied by System Disruptions and Failures

             The Company’s website has in the past experienced, and may in the future experience, slower than normal response times or other problems, such as system unavailability. Customers may become dissatisfied by any system failure that interrupts or delays its ability to provide its services to them. Any interruption or delay in its operations could materially and adversely affect the Company’s business.

             If the number of users of the Company’s website increases substantially, the Company will need to significantly expand and upgrade its technology, transaction processing systems and network infrastructure. Its website must accommodate a high volume of users and deliver frequently updated information. The number of visitors and credit card applicants to its website has increased substantially month-over-month since the introduction of the NextCard Visa, and the Company anticipates that this traffic will continue to increase over time. However, it is difficult to predict the future traffic on the Company’s website. Marketing efforts and other events could cause traffic to strain the Company’s website’s capacity. The Company does not know whether it will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade its systems and infrastructure to accom modate these increases in a timely manner.

             The Company’s systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power losses, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. As the Company currently has not fully tested “end-to-end” back-up systems for many aspects of its operations, a failure of a single aspect of its system could cause interruptions or delays in its entire operation. The Company does not carry sufficient business interruption insurance to compensate for losses that could occur.

The Company Depends on a Limited Number of Vendors for Essential Services

             The Company relies on a number of services furnished to it by either a single vendor or a limited number of vendors. The Company also depends, directly and indirectly, on other key third party vendors to provide essential services. In the event that any of its agreements with any of these third parties is terminated, the Company may not be able to find an alternative source of support on a timely or commercially reasonable basis, if at all. Any interruption, deterioration or termination in these third-party services could be disruptive to the Company’s business and harm its results of operations and financial condition.

The Company May Be Adversely Affected if It Fails to Attract and Retain Key Personnel

             The Company’s success depends largely on the skills, experience and performance of certain key members of its management. If the Company loses one or more of its key employees, the Company’s business, operating results and financial condition might be materially adversely affected. The Company’s success also depends on its continued ability to attract, retain and motivate highly skilled employees. Competition for employees both for Internet-based businesses and for financial services businesses is intense, particularly for personnel with technical training and experience. The Company may be unable to retain its key employees or to attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and it expects to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

The Company May Be Unable to Effectively Manage the Rapid Growth in Its Operations

             Since the introduction of the NextCard Visa product in December 1997, the Company has experienced rapid growth in its operations. From December 31, 1997 through September 30, 2000, the Company grew from approximately 18 to 650 employees, and its loans under management increased from $0.0 to $1.093 billion. The Company is planning for continued rapid growth of its operations. This growth requires it to expand its marketing, customer service and support, credit and technology organizations. There can be no assurance that the Company will be able to attract and retain sufficient numbers of personnel to satisfy its anticipated growth. Rapid growth places a significant strain on its financial reporting, information and management systems and resources. The Company’s business, results of operations and financial condition will be materially adversely affected if it is unable to effectively manage its expan ding operations. For example, if the Company was unable to maintain and scale its financial reporting and information systems, it may not have access to adequate, accurate and timely financial information.

The Company May Be Unable to Successfully Develop NextCard as a Brand

             The dynamics of a brand name have traditionally worked differently in the credit card market than in many other industries. In the credit card market, consumers have responded more to brand names, such as Visa or MasterCard, than to the identity of the issuer. The Company believes that the internet may have changed the underlying market dynamics for brand recognition as compared to the offline market. Accordingly, the Company has implemented a marketing plan to establish brand recognition with Internet users, and to persuade customers to switch to its products and services, particularly because it competes, or expects to compete, with larger financial institutions that have well-established brand names. The Company cannot assure that it will successfully develop its brand name. If the brand name of online credit card issuers becomes important, and if other credit card issuers begin to compete with the Com pany for online brand name recognition, the Company’s business, results of operations and financial condition could be materially and adversely affected.

Risks Related to the Company’s Industry

The Company’s Performance Will Depend on the Growth of the Internet and Internet Commerce

             The Company’s future success depends heavily on the overall continued growth and acceptance of the Internet, including its use in electronic commerce. If Internet usage or commerce does not continue to grow or grows more slowly than expected, the Company’s business, operating results and financial condition will be adversely affected. Consumers and businesses may reject the Internet as a viable medium for a number of reasons. These include potentially inadequate network infrastructure, slow development of enabling technologies and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and procedures required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, procedures or related products, services and facilities are developed, the Company may incur substantial expenses adapting its solutions to changing or emerging technologies.

The Company’s Performance Will Depend on the Continued Growth of the Financial Services Market

             The Company’s business would be adversely affected if the growth in Internet financial products and services does not continue or is slower than expected. Although the Company believes the Internet has the potential to transform the delivery of consumer financial products, consumers’ acceptance of recently introduced financial products and services is at an early stage and is subject to a high level of uncertainty. Although the Company’s long-term vision is to define and enable the internet consumer’s transaction experience, presently its offers only a single product, the NextCard credit card. As the online financial services industry matures, the Company may not be able to offer online financial products and services.

Intense and Increasing Competition in Financial Services Could Harm the Company’s Business

             The financial services market is rapidly evolving and intensely competitive. The recently enacted Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. The Company operates in this competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than it does. Some of the Company’s competitors may be able to obtain funding at a more favorable rate than the Company can obtain. In addition, the Company’s business model anticipates that it will derive a large majority of its revenue from the interest charged on credit card balances contained in the portfo lio of loans it holds. Increased competition could require the Company to reduce the interest rates it charges on its customers’ balances. This could have a material adverse effect on the Company’s business, results of operations and financial condition.

             Other credit card issuers and traditional commercial banks may increasingly compete in the online credit card market. Existing Internet providers and new Internet entrants may launch new websites using commercially available software. In addition, companies that provide alternate online payment methods, such as debit card and micropayment offerings, may compete for the Company’s business. While the credit card market traditionally has been very fragmented, the Internet could change traditional market dynamics and enable new competitors to rapidly acquire significant market share.

             The Company’s competitors may respond more quickly than the Company can to new or emerging technologies and changes in customer requirements. They may be able to:

  devote greater resources than the Company can to the development, promotion and sale of their products and services;
  replicate the Company’s products and services;
  engage in more extensive research and development;
  undertake farther-reaching marketing campaigns;
  adopt more aggressive pricing policies;
  make more attractive offers to existing and potential employees and strategic partners;
  more quickly develop new products and services or enhance existing products and services;
  bundle consumer products and services in a manner that the Company cannot provide; and
  establish cooperative relationships among themselves or with third parties, including large Internet participants, to increase the ability of their products and services to address the needs of the Company’s prospective customers .

             The Company cannot assure that it will be able to compete successfully or that competitive pressures will not materially and adversely affect its business, results of operations or financial condition.

The Company’s Operating Results Are Subject to Interest Rate Fluctuations

             The majority of the Company’s revenue is generated by the interest rates it charges on outstanding balances in the form of finance charges, which are based on prevailing interest rates. Accordingly, fluctuations in interest rates will affect the Company’s revenue. At the same time, a portion of its outstanding balances are at fixed rates and do not fluctuate with interest rate movements. The Company’s borrowing costs may also fluctuate based on general interest rate fluctuations. A rise in the Company’s borrowing costs may not be met by a corresponding increase in revenue generated by finance charges. Likewise, a decrease in revenue generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially and adversely affect the Company’s results of operations and financial condition . The Company may have to manage its interest rate risk through interest rate hedging techniques. However, the Company currently does not use significant hedging techniques, and they may not be successful in reducing or eliminating the Company’s interest rate risk in the future.

The Company May Be Unable to Introduce New Services, Features and Functions

             The Internet and related financial institutions marketplaces are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The Company’s future success will depend on its ability to adapt to rapidly changing technologies and to enhance existing products and services, as well as to develop and introduce a variety of new products and services to address its customers’ changing demands. The Company may experience difficulties that delay or prevent the successful design, development, introduction or marketing of its products and services. In addition, material delays in introducing new products and services and enhancements may cause customers to forego purchases of its products and services and purchase instead those of its competitors.

The Company May Be Unable to Undertake Additional Activities Due to Governmental Regulations

             NextBank is a limited purpose national credit card bank. If NextBank decided to expand its activities beyond those permissible for a limited purpose national credit card bank, the Company would be required to file an application with, and receive the prior approval of, the Office of the Comptroller of the Currency (“OCC”) to amend NextBank’s charter. Moreover, the Company would be required to file an application with, and receive the prior approval of, the Federal Reserve Board to become a bank holding company. If the Company does not receive the necessary approval from the OCC and the Federal Reserve, the Company would be unable to expand its activities beyond those permitted for a limited purpose national credit card bank.

Security Breaches Could Damage the Company’s Reputation and Business

             The secure transmission of confidential information over the Internet is essential to maintain consumer and supplier confidence in the Company’s products and services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by the Company to protect customer transaction data.

             A party that is able to circumvent the Company’s security systems could steal proprietary information or cause interruptions in its operations. Security breaches could damage the Company’s reputation and expose it to a risk of loss or litigation. The Company’s insurance policies carries low coverage limits, which may not be adequate to reimburse the Company for losses caused by security breaches. The Company cannot guarantee that its security measures will prevent security breaches.

             Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. The Company’s ability to provide financial services over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online. As a result, the Company’s operations and financial condition would be materially and adversely affected.

The Company May Face Increased Governmental Regulation and Legal Uncertainties

             To date, communications and commerce on the Internet have not been highly regulated. However, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could further enact laws regulating Internet banking that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Gramm-Leach-Bliley Act of 1999 established new privacy requirements applicable to all financial institutions. Any restrictions on the collection and use of such consumer information over the Internet could adversely affect the Company’s direct marketing efforts. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers a nd to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect the Company’s business.

             The Company’s business is subject to extensive federal and state regulation, including regulation under consumer protection laws. NextBank, the Company’s wholly owned subsidiary, is a limited purpose national credit card bank, and is subject to regulation under federal banking laws and certain laws of California and other states, as well as regulatory supervision by the OCC and the Federal Deposit Insurance Corporation. As an affiliate of

NextBank, the Company is also subject to regulatory oversight. Existing and future legislation and regulatory supervision could have a material adverse effect on the Company’s business, including our credit and authentication policies, pricing and products.

             NextBank is subject to minimum capital, funding and leverage requirements prescribed by federal statute and the OCC regulations and orders. If NextBank fails to meet these regulatory capital requirements, NextBank will be subject to additional restrictions that could have a material adverse effect on the Company’s ability to conduct normal operations and possibly result in the seizure of NextBank by government regulators under certain circumstances. The Company’s ability to maintain or increase NextBank’s capital levels in the future will be subject to, among other things, general economic conditions, its ability to raise new capital and its ability and willingness to make additional capital contributions to NextBank or a related institution.

The Company May Face Difficulties Protecting and Enforcing Its Intellectual Property Rights

             The Company’s success and ability to compete are substantially dependent on its proprietary technology and trademarks, which it attempts to protect through a combination of patent, copyright, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps it takes to protect its intellectual property may be inadequate, time consuming and expensive. Furthermore, despite the Company’s efforts, it may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Any such infringement or misappropriation could have a material adverse effect on its business, results of operations and financial condition. In addition, the Company may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Any such infringement, or alleged infringe ment, could have a material adverse effect on its business, results of operations and financial condition.

             The Company has filed several patents applications and has applied to register several of the Company’s trademarks, both in the United States and abroad. The Company cannot assure that its patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide the Company with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of its intellectual property rights is uncertain. Any litigation surrounding such rights could force the Company to divert important financial and other resources away from its business operations.

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

             The Company has licensed, and may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such business partners, such partners may take actions that could materially and adversely affect the value of its proprietary rights or its reputation. This could, in turn, have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company May Not Be Able to Acquire or Maintain Appropriate Domain Names

             The Company holds rights to various Web domain names including “nextcard.com.” Governmental agencies typically regulate domain names. These regulations are subject to change. The Company may not be able to acquire or maintain appropriate domain names in all countries in which it plans to do business. Furthermore, regulations governing domain names may not protect its trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s principal market risk is due to changes in interest rates. This affects the Company directly in its lending and borrowing activities, as well as indirectly as interest rates may impact card usage and the payment performance of the Company’s cardholders.

             The majority of the Company’s revenues are generated by the interest rates it charges on outstanding receivable balances in the form of finance charges. The Company’s receivables generally yield either a variable interest rate indexed to the prime rate, or a fixed interest rate, set independently of market interest rates. Accordingly, fluctuations in interest rates will affect the Company’s revenues. At the same time, the Company’s borrowing costs under the Company’s commercial paper conduit facilities are generally indexed to variable commercial paper rates, and may also fluctuate based on general interest rate fluctuations. A rise in the Company’s borrowing costs may not be met by a corresponding increase in revenues generated by finance charges. Likewise, a decrease in revenues generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus , either a rise or a fall in the prevailing interest rates could materially adversely affect the Company’s results of operations and financial condition.

             To manage the Company’s direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of the Company’s balance sheet to minimize the impact changes in interest rates have on the fair value of assets, liabilities, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on the Company primarily by matching assets and liability repricings.

             The Company’s fixed interest rate credit card receivables have no stated maturity or repricing period. However, the Company generally has the right to increase rates when the customer fails to comply with the terms of the account agreement. In addition, the Company’s credit card receivables may be repriced by the Company upon providing the required prior notice to the customer, which is generally no more than 30 days.

             The Company may manage its interest rate risk through interest rate hedging techniques. However, the Company currently does not use such techniques and it may not be successful in reducing or eliminating the Company’s interest rate risk in the future.

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

             Not applicable

Item 3.   Defaults Upon Senior Securities Holders

             Not applicable

Item 4.   Submissions of Matter to a Vote of Security Holders

             Not applicable

Item 5.   Other Information

             Not applicable

Item 6.   Exhibits and Reports on Form 8–K

             (a) Exhibits:

    Exhibit

    Number   Description

      10.1    Amendment dated July 20, 2000 to the Employment Agreement dated January 1, 1999 between NextCard and Jeremy R. Lent.

    27.1      Financial Data Schedule

             (b) Reports on Form 8-K

               The Company filed a report on Form 8-K on July 25, 2000 announcing that its Board of Directors planned to name John Hashman, currently President and Chief Financial Officer, as its Chief Executive Officer. Additionally, the Company announced it was bringing in its anticipated break-even date from 2002 to late 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTCARD, INC.
(Registrant)

Date: November 14, 2000	/s/ John V. Hashman

John V. Hashman Chief Executive Officer and President

Date: November 14, 2000	/s/ Bruce G. Rigione

Bruce G. Rigione Chief Financial Officer