Form 10-K
NEXTCARD INC
filed 2001-04-02
CIK 1081015

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, there were 53,184,760 shares of the registrant's common stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting. At that date, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $385,440,394, based upon the closing price on The Nasdaq Stock Market on February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business....................................................  1
Item 2.           Properties..................................................  19
Item 3.           Legal Proceedings...........................................  19
Item 4.           Submission of Matters to a Vote of Security Holders.........  19

                                      PART II
Item 5.           Market for Registrant's Common Equity and Related             19
                  Stockholder Matters.........................................
Item 6.           Selected Consolidated Financial Data........................  20
Item 7.           Management's Discussion and Analysis of Financial Condition     21
                  and Results of Operations...................................
Item 7A.          Quantitative and Qualitative Disclosures about Market         32
                  Risk........................................................
Item 8.           Consolidated Financial Statements and Supplementary Data....  33
Item 9.           Changes in and Disagreements with Accountants on Accounting     59
                  and Financial Disclosure....................................

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........  59
Item 11.          Executive Compensation......................................  59
Item 12.          Security Ownership of Certain Beneficial Owners and           59
                  Management..................................................
Item 13.          Certain Relationships and Related Transactions..............  59

                                      PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form   60
                  8-K.........................................................
Signatures        ............................................................  61
Exhibit Index     ............................................................  62

                            ------------------------

   NextCard is our registered trademark. This Annual Report on Form 10-K also contains trademarks of other companies.

                      This page intentionally left blank.

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains certain forward-looking statements relating to possible future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined under "Factors Affecting Future Results." These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

OVERVIEW

     We were incorporated in the State of California in June 1996 under the name Internet Access Financial Corporation and reincorporated in Delaware in May 1999 in connection with our initial public offering. We changed our name to NextCard, Inc. in October 1998. Our only significant subsidiary at December 31, 2000 was NextBank, National Association, an Arizona chartered bank, which, prior to our purchase of all its outstanding common stock on September 16, 1999 from its former parent, was called Textron National Bank. In connection with the purchase of Textron National Bank, all of the issued and outstanding stock of NextCard Funding Corp. ("NCFC"), our wholly owned subsidiary, was contributed to NextBank. Accordingly, NCFC became a wholly owned subsidiary of NextBank.

PRODUCTS AND SERVICES

     We are an Internet-based provider of consumer credit. We offer an online credit approval system for a Visa card and provide interactive, customized offers for credit card applicants. We combine expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. Our product, the NextCard Visa, is marketed to consumers through our website, www.nextcard.com. We have entered into marketing agreements with leading websites on the Internet. We also have marketing relationships with Internet-based affiliates, co-branded partners and affinity groups. For example, in November 1999, we entered into a five-year exclusive credit card marketing agreement with Amazon.com L.L.C.

     We continue to leverage our technology platform and marketing expertise into new product areas. During the third quarter of 2000, we launched our secured card product and the Instant Finance network. The secured card is a card with a low line of credit that is guaranteed by a deposit account at NextBank, and the NextCard Instant Finance Network is a technology enabled financing platform for retail consumer purchases.

     We offer our credit card customers a unique combination of convenience, customization, shopping enhancements and online customer service. The NextCard Visa, which can be used for both online and offline purchases, offers the following features:

Customized Application Process and Product Offerings

          - At our website, customers can apply easily and quickly for the NextCard Visa, receive credit approval within seconds, choose customized upgrades, automatically transfer balances from other credit cards and personalize their NextCard Visa. Qualifying customers can also receive an active account number at the time they complete the new account application process, allowing for instant purchasing. Through the application process, we gather information that we utilize to refine our direct marketing efforts, thereby increasing the effectiveness of our future targeted marketing programs and lowering customer acquisition costs. The automated balance transfer feature enables us to quickly build our loan portfolio.

          - By acquiring demographic and credit data about an individual consumer, we can customize our product offerings for that consumer at the time of the initial offer. This helps us create and present offers that we believe are attractive to the customer.

          - Our My Visa PictureCard product enables cardholders to personalize the look of their NextCard Visa by sending us via the Internet their own picture or selecting from an online library of artwork. We believe that personalization increases customer loyalty and card usage.

Online Shopping Enhancements

          - Our Internet-based shopping services, our pledge of 100% protection against credit card fraud and our NextCard Rewards program may enhance our customers' tendency to purchase goods and services, especially over the Internet. Additionally, we offer the NextCard Concierge, electronic wallet software that fills in purchase forms on websites, remembers passwords, and offers price finding capabilities as well as product and merchant reviews. The NextCard Concierge provides a more streamlined online shopping experience. By providing these value-added services, we believe we have broadened our relationship with our customers and helped build our brand.

Online Customer Service

          - At our website, customers can access statements, check recent account activity, pay their NextCard bills using our ClickPay technology, download information to several different personal financial management software programs and communicate with us by e-mail. These customer support features are available 24 hours a day, seven days a week and assist us in building customer relationships and improving customer loyalty. Customers can also interact online, or "chat," with a customer service representative during business hours to ask questions about their NextCard accounts.

BUSINESS STRATEGY

     Our objective is to enhance our position as a leading Internet-based provider of customized consumer credit products and services. The key elements of our strategy are:

     Direct Marketing Strategy. We continuously enhance our data analysis techniques to expand our expertise in Internet direct marketing in order to find and attract our target customers. Our exclusive focus on the Internet consumer allows us to apply the power of Internet direct marketing to a significant and growing market. We plan to continue to develop and use our database and data analysis capabilities as a competitive advantage to refine our marketing programs, continue to lower customer acquisition costs and increase potential customer profitability.

     Product Strategy. We continue to offer customized product choices to our customers. The Internet allows us to review an applicant's credit and existing credit card usage in real time. As a result, we can provide online offers that are customized to meet the specific needs of particular applicants. For example, our profile-based pricing capability allows us to use customer information to offer specific interest rate and credit limit combinations. Such profile-based pricing improves our ability to match our products to the credit risk/reward profile of our applicants.

     Technology Strategy. We apply Internet technology innovations to provide enhanced customer functionality more rapidly than our competitors. We believe technological innovations will continue to transform the Internet and that we must maintain technological superiority in the delivery of our products and services. Therefore, we plan to lead in the application of new Internet technologies to offer enhanced product and services and thereby differentiate ourselves from our competitors.

     Branding Strategy. We leverage our leadership in Internet consumer financial services to continue to build brand recognition. Branding on the Internet is becoming an increasingly important differentiating factor for consumers. We believe our exclusive focus on the Internet has enabled us to begin to establish name recognition among online consumers of financial products and services. We intend to continue to expand our marketing activities to enhance our brand awareness. As competition increases for online financial products and services, we believe our brand name will provide us with a competitive advantage.

UNDERWRITING AND CREDIT MANAGEMENT

     We have developed a set of underwriting criteria based on risk models utilizing industry data as well as our own internally developed decision rules and analytic techniques. In addition, we consider the potential profitability of a particular customer prior to making customized offers. Our underwriting, risk management and pricing policies are designed to balance credit risk and potential profitability by adjusting the interest rate, credit limit and required minimum balance transfers offered to a particular customer.

     Our credit policies have been written, and are administered, by our credit committee, comprised of members of our senior management. The credit committee meets regularly to review actual credit performance as compared to plan assumptions. The committee reviews proposed changes to credit policies and risk management procedures with a focus on portfolio profitability.

     Our credit approval process is performed on a fully automated basis. Although a NextCard Visa applicant receives a credit approval decision within seconds of applying, during that interval we conduct an automated credit analysis. We access up to three credit bureau reports on each applicant, and capture the credit score developed by Fair, Isaac & Company, Inc., a nationally recognized provider of credit bureau scoring information on each of the credit reports. The credit score is commonly referred to as a FICO score. We also apply internally developed credit and fraud scores to augment the FICO score. If the applicant meets minimum FICO score criteria and our internally developed criteria, the applicant is approved for a NextCard Visa. Certain customers may require further authentication of information before being issued a NextCard Visa. In instances where an applicant does not have a FICO score, we will approve the applicant based on minimum scores from our internally developed criteria. Further, to prevent customers from obtaining additional accounts and thereby increasing our credit exposure to them, we automatically verify that the applicant is not already a NextCard Visa holder and has not submitted a duplicate application.

     On a periodic basis, we monitor the effectiveness of our credit algorithm and credit review process and adjust our procedures as necessary. As we further refine our credit algorithm and credit process, we may consider using additional internally developed criteria or scoring algorithms, including a lower minimum FICO score, to enhance or replace our existing credit approval. For example, in December 2000 we introduced our second-generation customized Risk Score Card technology. These models were built from several years worth of data on millions of online applicants.

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

OPERATIONS

     Our operations function is organized and designed to support rapid product introduction and customer growth. We have operation facilities in Phoenix, Arizona and San Ramon, California. The key functional components of our operations function are as follows:

Account Origination Support

     We have developed an innovative application processing approach, leveraging an automated credit decision process with a multi-step customer authentication routine. The authentication and new account risk management process is a central function for the operations group.

     Applicants that have been approved through our credit review process are assigned a proprietary fraud score. This fraud score consists of a series of internally developed algorithms using credit bureau information to determine the probability that an application may involve fraud. Customers that pass the proprietary algorithms receive an active account number and line of credit at the conclusion of the online application process.

     Customers that do not pass this review process are processed through several customer authentication tests. Each of these potential customers is processed through a series of third party fraud databases. We also have developed an internal database of fraud addresses. Based upon the presence of certain indicators, the customer will either be approved for the card, declined for the card, sent correspondence requesting additional information or routed to an operations specialist who has been trained to look for occurrences of Internet application fraud. After reviewing the account, either the information will be validated by a third party or we will initiate telephone contact to attempt to verify the identity of the applicant.

     At the conclusion of this authentication process, which typically takes two to ten business days, the customer is sent their NextCard Visa.

Customer Service and Support

     Customer service and support functions are performed by our operations staff, as well as through an arrangement with First Data Resources ("First Data"), which provides essential fulfillment and customer service functions, and host online customer service capabilities. We maintain internal customer service coverage during the hours of 5:00 a.m. to 10:00 p.m., Pacific time, seven days per week. After-hours support is provided through an arrangement with First Data.

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

Collections

     Collections activities are performed at both our San Ramon and Phoenix operations facilities. Collection activity involves contacting the customer and taking other appropriate actions to secure payment if no payment has been received after the payment due date. Accounts are recorded as delinquent one day after a monthly cycle in which no payment is received for an account that had a balance in the prior billing cycle.

Processing

     First Data performs certain core processing services for us. These services include authorizing customer transactions through the Visa system (including monitoring for purchase-related fraud), performing billing and settlement processes, generating and monitoring monthly billing statements, and embossing and mailing credit card plastics and new account agreements.

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

     Our security infrastructure is designed to protect data from unauthorized access, both physically and over the Internet. The major components of our network are located in San Francisco, California, at our corporate headquarters; San Ramon, California, and Phoenix, Arizona, in our operations centers; and Santa Clara, California, in the Exodus Communications Data Center. Additionally, we rely upon the security infrastructure of First Data and Response Data Corporation. Each of these key business locations is connected through privately leased data transmission lines. In all locations, access to the network servers is tightly restricted. Internet security is addressed with leading technologies, vendors and design approaches.

     Our most sensitive data and hardware reside at the Exodus Communications Data Center located in Santa Clara, California. Exodus Communications provides Internet co-location services for hundreds of Internet businesses in seven locations nationwide. With redundant connections to the Internet, as well as fault tolerant power and waterless fire suppression, Exodus Communications provides us with the benefits of a high-end data center without the cost of building and maintaining our own data center. Because of our special security needs, our equipment is located in an Exodus Communications vault.

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

     We believe that the principal factors upon which we will compete for customers include the pricing of our products and services, reliability and customer support, the features of our products and services and brand recognition. In turn, our ability to be an effective competitor against established and new entrants into the industry depends on a number of factors, including our ability to identify and retain attractive customers, the quality of our credit decisions, the cost of acquiring customers, our ability to retain technological expertise, the cost of funding our loan portfolio, our ability to create strategic partnerships with third parties and our ability to control fraud and delinquencies.

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

     Traditional Credit Card Companies. Established credit card companies such as Bank One Corporation, Providian Financial Corp., Capital One Financial and American Express Company, have historically generated accounts through direct mail and telemarketing. Our products and services compete with the offline offerings of these companies, as well as the online offerings that these companies have begun to make available. In particular, certain of these companies are entering into Internet related branding arrangements, as well as marketing agreements, some of which may be exclusive, with Internet portals.

     Traditional Banks. Banks, such as Wells Fargo Bank & Co., Chase Manhattan Bank, N.A., and CitiBank, N.A. have historically issued credit cards to consumers through traditional channels and have begun to provide online credit card services. As the Internet channel grows, we expect banks to offer more credit card products and services over the Internet.

     Internet-Focused Entrants. We anticipate the addition of new forms of financial institutions to compete in the online consumer financial services industry. Several companies, such as E*Trade Group, Inc., Net.B@nk, Inc., and Juniper Bank, are establishing themselves as Internet-based providers of consumer financial products and services. We also anticipate that established Internet participants will be attracted into the marketplace, through partnering or co-branding arrangements with existing financial institutions. In addition, alternative forms of payment are emerging online, such as debit cards and micropayment offerings, which may affect the use of credit cards for online purchases.

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

     Section 23A of the Federal Reserve Act imposes various legal restrictions on the extent to which NextCard may borrow or otherwise obtain credit from, or engage in certain other transactions with, NextBank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and must be limited, as to any one of NextCard or its non-bank subsidiaries, to 10% of NextBank's capital stock and surplus, and as to us and all such non-bank subsidiaries in the aggregate, to 20% of NextBank's capital stock and surplus. Extensions of credit and other transactions between NextBank and us must be on terms and under conditions, including credit standards, that are substantially the same or at least as favorable to NextBank as those prevailing at the time for comparable transactions with non-affiliated companies.

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

     In 2000, the federal banking regulators proposed for comment two regulatory amendments that, if adopted as proposed, would establish new risk-based capital requirements for recourse arrangements, direct credit substitutes, asset-backed securities and residual interests retained by banks in securitization transactions. If adopted as proposed, these amendments may increase the capital requirement for credit enhancements provided by banks, and residual interests retained by banks, in connection with the securitization of consumer loan receivables while possibly reducing the capital requirement of senior securities issued in such transactions. NextCard is unable at this time to assess the impact these proposals would have on its business.

     Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations adopted by the OCC, an institution is generally considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and, generally, a leverage ratio of 4% or greater; and "undercapitalized" if it does not meet any of the "adequately capitalized" tests. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio under 3% and "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

     As of December 31, 2000, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below.

                                                 TOTAL                TIER 1                 TIER 1
                                           RISK-BASED CAPITAL   RISK-BASED CAPITAL       LEVERAGE RATIO
                                           ------------------   ------------------   ----------------------
            DECEMBER 31, 2000               AMOUNT     RATIO     AMOUNT     RATIO        AMOUNT       RATIO
            -----------------              ---------   ------   ---------   ------   --------------   -----
Actual...................................  $187,012    15.73%   $168,948    14.21%      $168,948      21.07%
Minimum capital adequacy.................  $ 95,082     8.00%   $ 47,541     4.00%      $ 32,072       4.00%
Minimum well-capitalized.................  $118,853    10.00%   $ 71,312     6.00%      $ 40,091       5.00%

     In addition to the above capital ratios, the Office of the Comptroller of the Currency requires that for the first three years of operation, NextBank maintains a ratio of shareholders' equity plus the allowance for loan losses to total managed assets at no less than 6.5%. As of December 31, 2000, NextBank was in compliance with this capital requirement. NextBank is limited in its ability to declare dividends to us in accordance with the national bank dividend provisions.

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

     Deposit Insurance Assessments. Under the FDIC's risk-based insurance assessment system, each insured institution is placed in one of nine risk categories, based on its level of capital, supervisory evaluations, and other relevant information. The assessment rate applicable to NextBank depends in part on the risk assessment classification assigned to it by the OCC and in part on the Bank Insurance Fund ("BIF") assessment schedule adopted by the FDIC. BIF-insured institutions are currently assessed premiums at an annual rate between 0% to 0.27% of eligible deposits. NextBank is currently assessed at the 0% rate. NextBank is also subject to assessment for payment of Financing Corporation bonds ("FICO Bonds") issued in the 1980s as part of the resolution of the problems of the savings and loan industry. The amount assessed on individual institutions by the FICO Bonds will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO Bond assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. As of January 1, 2001, the FICO Bond rate on BIF-assessable deposits was one-fifth the rate on Savings Association Insurance Fund ("SAIF")-assessable deposits.

Consumer Protection Laws; Exportation of Interest Charges.

     The relationship between an issuer of credit cards and its applicants and customers is extensively regulated by federal and state consumer protection laws, most particularly the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Electronic Funds Transfer Act, and the Fair Debt Collection Practices Act. These statutes, as well as their enabling regulations, among other things, impose disclosure requirements when a consumer loan is advertised, when an application is presented, when an application is processed, when a billing statement is prepared and when a delinquent account is presented for collection. In addition, various statutes limit the liability of a credit card holder for unauthorized use, prohibit discriminatory practices when extending credit, impose limits on the types and amounts of fees and charges that may be imposed and restrict the use of consumer credit reports and other account-related information.

     Additionally, the Gramm-Leach-Bliley Act of 1999 ("GLBA") privacy provisions, and the implementing regulations of the OCC, require banks to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, banks must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in certain limited circumstances. Further, banks are barred from sharing credit card numbers, account numbers or access numbers of customers with third-party marketers. State laws that provide a greater degree of privacy protection are not preempted by federal law. To the extent that the GLBA privacy requirements impact our ability to market the products and services of third parties to our customers, our revenue could be affected. We are, however, unable to predict at this time the scope or extent of any such impact.

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

Financial Holding Companies

     Under the authority of the GLBA, in 2000 certain bank holding companies began exercising the option to be designated as "financial holding companies." A financial holding company is a type of bank holding company that may engage in any activity that is financial in nature or incidental thereto, as determined by the Board of Governors of the Federal Reserve System in consultation with the Treasury Department. A financial holding company also may engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally, as determined by the permission of the Board of Governors of the Federal Reserve System. Permissible activities for a financial holding company include lending, insurance and securities underwriting and insurance agency activities. The creation of the financial holding company designation by GLBA may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks and likely will increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards

     We do not anticipate that the financial holding company designation will have a material effect on our business or practices. Of course, to the extent that the ability of bank holding companies to become financial holding companies promotes competition or consolidation among financial service providers active in the provision of products and services by means of the Internet, we could experience increased competition for customers, employees and funding.

Investment in NextCard and NextBank

     Certain direct or indirect acquisitions of our, or NextBank's, capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of our capital stock or NextBank in excess of the amount that can be acquired without regulatory approval.

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

EMPLOYEES

     As of December 31, 2000, we employed 820 employees on a full time equivalents basis. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME             AGE                         POSITION
           ----             ---                         --------
Jeremy R. Lent............  40    Chairman of the Board and Chief Strategy Officer
John V. Hashman...........  41    Chief Executive Officer
Yinzi Cai.................  34    President and Chief Operating Officer
Robert Linderman..........  49    General Counsel and Secretary
Bruce Rigione.............  43    Chief Financial Officer
Steve Rubinow.............  48    Chief Technology Officer

     Jeremy R. Lent co-founded NextCard with his wife, Molly Lent, in June 1996 and was Chairman of the Board, Chief Executive Officer and President from inception through March 2000, when Mr. Hashman became President. In August 2000, Mr. Hashman became Chief Executive Officer and Mr. Lent assumed the newly created position of Chairman and Chief Strategy Officer. From May 1991 to January 1995, Mr. Lent served as Chief Financial Officer of Providian Bancorp, a direct marketing credit card issuer. From 1994 to January 1995, Mr. Lent also served as a Senior Vice President of Providian. While at Providian, Mr. Lent was responsible for the company's planning, treasury, securitization, corporate development and accounting functions. Mr. Lent received a B.A. and an M.A. from Cambridge University and an M.B.A. from the University of Chicago. In October 1999, Mr. Lent was awarded the Albert Einstein Technology Medal for innovation in technology.

     John V. Hashman has served as our Chief Executive Officer and a Director of the Company since August 2000, and from September 2000 through January 2001 also held the title of President. From March 2000 through August 2000, Mr. Hashman served as our President and Chief Financial Officer. From August 1997 through March 2000, Mr. Hashman served as our Chief Financial Officer. Prior to joining us, Mr. Hashman worked at Providian Financial, where he served as Vice President, Direct Telemarketing from

June 1995 to September 1997, Vice President, Operations from November 1993 to June 1995 and Treasurer from November 1989 to November 1993. Mr. Hashman holds a B.S. from Southeast Missouri State University and an M.B.A. from the University of San Francisco.

     Yinzi Cai has served as our President and Chief Operating Officer since January 2001. From August 2000 through January 2001, Ms. Cai was the General Manager - Credit Card Business. From February 1999 through August 2000, Ms. Cai was our Senior Vice President, Decision Analytics. From July 1997 to January 1999, she served as our Vice President, Decision Analytics. From July 1994 to June 1997, Ms. Cai was a Principal in the Finance Industry Group of American Management Systems, focusing on risk management and direct marketing strategies for financial institutions. Ms. Cai served as a Risk Manager for GE Capital from June 1993 to June 1994. Ms. Cai holds a B.S. from Fudan University and a M.S. from Case Western Reserve University.

     Robert Linderman has served as our General Counsel and Secretary since October 1997. From January 1993 to January 1996, he served as Associate General Counsel for San Francisco Federal Savings, and from February 1996 to July 1997, he served as General Counsel for SIFE Trust Fund. Mr. Linderman received a B.A. and a J.D. from Boston University.

     Bruce G. Rigione has served as our Chief Financial Officer since August 2000. From July 1999 through August 2000, Mr. Rigione was our Senior Vice President, Business Development. Mr. Rigione has been a Director since March 1997. From January 1999 to August 1999, Mr. Rigione was a private consultant. From April 1996 to December 1998, he was a Managing Director and Global Head of Asset Securitization for HSBC Markets, the capital markets subsidiaries of HongKong Shanghai Banking Corporation. From November 1987 to April 1996, Mr. Rigione was a Managing Director and Head of Securitization for Chase Securities, Inc., a subsidiary of Chase Manhattan Bank. Mr. Rigione holds a B.A. from Fairfield University and an M.B.A. from Columbia University.

     Steven C. Rubinow has served as our Chief Information Officer since January 2000. Prior to joining us, Dr. Rubinow worked at Adknowledge, where he served as Chief Information Officer from June 1998 to January 2000, and at Fidelity Investments from September 1994 to June 1998, where he served as Vice-President, Corporate MIS. Prior to that, he held senior management positions at Budget Rent-a-Car and The Quaker Oats Company. Dr. Rubinow holds a B.S., M.S., M.B.A. and Ph.D. from the University of Illinois and a M.S. from DePaul University.

FACTORS AFFECTING FUTURE RESULTS

     If any of the following occurs, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our Limited Operating History Makes Evaluation of Our Business and Prospects Difficult

     We were formed in June 1996. We introduced the NextCard Visa in December 1997. We have only a limited operating history on which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet products and services.

We Have a History of Losses and We Anticipate Future Losses

     We incurred net losses of $81.9 million for the year ended December 31, 2000, $77.2 million for the year ended December 31, 1999, and $16.1 million for the year ended December 31, 1998. As of December 31, 2000, we had an accumulated deficit of $177.0 million. To date, we have not achieved profitability and we expect to incur net losses for at least the next year. We intend to continue to invest significantly in marketing, operations, technology and the development of statistical analyses. As a result, we will need to generate significant revenue to achieve profitability. We cannot be certain that we will be able either to maintain our recent revenue growth rates or to generate adequate revenue to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Limited Operating History Makes Our Financial Forecasting Difficult

     Due to our limited operating history, we cannot forecast operating expenses accurately based on our historical results. Accordingly, we base our forecast of operating expenses, in part, on future revenue projections. Most of these expenses are fixed in the short term and we may not be able to quickly reduce spending if we achieve lower than anticipated revenue. Our ability to accurately forecast our revenue is limited. If our revenue does not meet our internally developed projections, our net losses will be even greater than we anticipate and our business, operating results and financial condition may be materially and adversely affected.

Our Unseasoned Credit Card Portfolio Makes Our Prediction of Delinquency and Loss Levels Difficult

     As of December 31, 2000, the majority of our credit card balances were generated in the last twelve months. As a result, we cannot accurately predict the levels of delinquencies and losses that can be expected from our portfolio over time. As our portfolio becomes more seasoned, the level of losses may increase. Any material increase in delinquencies or losses above our expectations could materially and adversely impact our results of operations and financial condition.

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

We May Encounter Difficulties Due to Our Untested Customer Base

     We target our credit card products to Internet users. To date, lenders have not solicited this market to the same extent as more traditional market segments. As a result, there is less historical experience with respect to the credit risk and performance of these consumers. We may not be able to successfully target and evaluate the creditworthiness of these consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products. In addition, we may consider using additional internally developed criteria to enhance or replace our existing criteria. We have limited experience developing and implementing credit criteria. As a result, as compared to issuers targeting traditional market segments, we could experience any or all of the following:

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

     - the success of our brand building, advertising and marketing campaigns; and,

     - general economic conditions, including interest rate volatility, and economic conditions specific to the Internet, online commerce and the credit card industry.

We May Be Unable To Satisfactorily Fund Our Working Capital Requirements

     If our current funding becomes insufficient to support future operating requirements, we will need to obtain additional funding either by increasing our lines of credit or by raising additional debt or equity from the public or private capital markets. Given the recent price volatility of our common stock, there can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our failure to raise additional funding when needed could have a material adverse effect on our business, results of operations and financial condition. The stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price volatility that has often been unrelated or disproportionate to the operating performance of particular companies.

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

     Through NextBank, we fund a portion of our loan portfolio through federally insured "jumbo" (i.e. $100,000 or greater) certificate of deposit accounts. We may not be able to attract or retain sufficient deposits at attractive interest rates to fund our loan portfolio through NextBank. Moreover, if adequate capital is not available, we also may be subject to an increased level of regulatory supervision that could have an adverse effect on our operating results and financial condition.

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

We May Be Adversely Affected If We Fail To Attract And Retain Key Personnel

     Our success depends largely on the skills, experience and performance of certain key members of our management. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Our success also depends on our continued ability to attract, retain and motivate highly skilled employees. Competition for employees both for Internet-based businesses and for financial services businesses is intense, particularly for personnel with technical training and experience. We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

We May Be Unable To Effectively Manage The Rapid Growth In Our Operations

     Since the introduction of our NextCard Visa product in December 1997, we have experienced rapid growth in our operations. From December 31, 1997 through December 31, 2000, we grew from approximately 18 to 820 employees, and our loans under management increased from $0 to $1.3 billion. We are planning for continued rapid growth of our operations. This growth requires us to expand our marketing, customer service and support, credit and technology organizations. There can be no assurance that we will be able to attract and retain sufficient numbers of personnel to satisfy our anticipated growth. In particular, as we rely heavily on temporary personnel to satisfy our growing personnel demands, we may be unable to continue to attract and retain a sufficient number of temporary employees to support our future growth. Rapid growth places a significant strain on our financial reporting, information and management systems and resources. Our business, results of operations and financial condition will be materially adversely affected if we are unable to effectively manage our expanding operations. For example, if we are unable to maintain and scale our financial reporting and information systems, we may not have access to adequate, accurate and timely financial information.

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

Intense And Increasing Competition In Financial Services Could Harm Our Business

     The financial services market is rapidly evolving and intensely competitive. The Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. We operate in this competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Some of our competitors may be able to obtain funding at a more favorable rate than we can obtain. In addition, our business model anticipates that we will derive a large majority of our revenue from the interest charged on credit card balances contained in the portfolio of loans we hold. Increased competition could require us to reduce the interest rates we charge on our customers' balances. This could have a material adverse effect on our business, results of operations and financial condition.

     Other credit card issuers and traditional commercial banks are increasingly competing in the online credit card market. Existing Internet providers and new Internet entrants may launch new websites using commercially available software. In addition, companies that provide alternate online payment methods, such as debit card and micropayment offerings, may compete for our business. While the credit card market traditionally has been very fragmented, the Internet could change traditional market dynamics and enable new competitors to rapidly acquire significant market share.

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

Our Operating Results Are Subject To Interest Rate Fluctuations

     The majority of our revenue is generated by the interest rates we charge on outstanding balances in the form of finance charges, which are generally based on prevailing interest rates. Accordingly, fluctuations in interest rates will affect our revenue. At the same time, a significant portion of our outstanding balances are at fixed rates and do not fluctuate with interest rate movements. Our borrowing costs may also fluctuate based on general interest rate fluctuations. A rise in our borrowing costs may not be met by a corresponding increase in revenue generated by finance charges. Likewise, a decrease in revenue generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially and adversely affect our results of operations and financial condition. We may have to manage our interest rate risk through interest rate hedging techniques. However, we currently do not use significant hedging techniques, and they may not be successful in reducing or eliminating our interest rate risk in the future.

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

ITEM 2. PROPERTIES

     We have a five-year lease on our principal executive offices of approximately 14,000 square feet in San Francisco, California. That lease expires in 2003. In June 1999, we amended the five-year lease agreement to provide for an additional 28,000 square feet located within the same building as our current corporate headquarters in San Francisco. On March 7, 2000, we entered into a six-year lease for approximately 100,000 square feet of office space in Phoenix, Arizona in which we house our call center. We may renew this lease at our option for two additional three-year periods. In addition, we sublease approximately 17,500 square feet of office space in San Ramon, California, where most of our operations and customer service activities are located. That lease expires in June 2001. We have secured 40,000 square fee of space in Livermore, California, now under construction. We expect to occupy that space by May 2001. The entire San Ramon office will move to Livermore. Our current facilities will not be sufficient to meet our anticipated growth. We are currently conducting a site search for additional space. There can be no assurance we will be able to secure such additional space.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we may be involved in litigation concerning claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, individually or in the aggregate would, if decided adversely, have a material adverse impact on our business, properties or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by Item 201 of Regulation S-K is set forth in the "Summary Consolidated Quarterly Financial Information and Common Stock Price Ranges Data" on pages 58-59.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, our credit facilities contain certain restrictions on our ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for the years ended December 31, 2000, 1999 and 1998 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The data set forth is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               2000          1999         1998
                                                            -----------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income...........................................  $   81,378     $ 22,054     $    502
Interest expense..........................................      37,156       10,902           62
                                                            ----------     --------     --------
  Net interest income.....................................      44,222       11,152          440
Provision for loan losses.................................      57,141       12,072           --
Non-interest income.......................................      77,312        4,506          697
Non-interest expense......................................     146,249       80,781       17,201
                                                            ----------     --------     --------
  Net loss................................................  $  (81,856)    $(77,195)    $(16,064)
                                                            ==========     ========     ========
Basic and diluted loss per common share...................  $    (1.56)    $  (2.54)    $  (5.07)
                                                            ==========     ========     ========
BALANCE SHEET DATA:
Credit Card loans receivable..............................  $  528,110     $416,315           --
Allowance for credit losses...............................  $   25,136     $ 11,500           --
Total assets..............................................  $  848,587     $662,310     $ 45,542
Deposits..................................................  $  380,248     $  3,800           --
Borrowings................................................  $  218,851     $357,359     $    504
Equity....................................................  $  200,890     $278,635     $ 39,937
OTHER DATA:
Total revenue.............................................  $  158,690     $ 26,560     $  1,199
Loans receivable -- managed...............................  $1,312,318     $416,315     $ 66,042
Total number of customer accounts -- managed..............         708          220           40
Net interest margin.......................................        6.04%        4.25%          --
Net charge-offs -- managed basis..........................  $   22,407     $  3,085     $    115
Net charge-off rate -- managed basis......................        2.62%        1.61%        0.58%
Delinquency rate (31+ days) -- managed basis..............        3.92%        1.48%        0.71%
Allowance as a percent of on balance sheet loans..........        4.76%        2.77%          --
Equity to earning assets..................................       27.95%       44.37%          --
Common Shares outstanding.................................      53,014       51,022           --
Employees.................................................         820          287          105

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

     We combine expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. Our product, the NextCard Visa, which we call the First True Internet Visa, is marketed to consumers through our website, www.nextcard.com. We have entered into marketing agreements with leading websites on the Internet. We also have marketing relationships with Internet-based affiliates, co-branded partners and affinity groups. We were incorporated on June 5, 1996. The NextCard Visa was first offered to the public on December 23, 1997. In September 1999, we acquired Textron National Bank at which time Textron converted into a national bank limited to credit card operations, changed its name to "NextBank, N.A." and became a member of the Visa system.

     Our profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency. Our revenues consist primarily of interest income on credit card loans and cash and investments, and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, interchange, overlimit, past-due and other fee income, collectively "fees") and gains on the securitizations of loans. Our primary expenses are the costs of funding assets, credit losses, operating expenses (including salaries and associated benefits) and marketing expenses.

     Our operating costs have increased significantly since our inception. This reflects the costs associated with our formation, as well as increased efforts to promote the NextCard brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our credit card application system and customer servicing infrastructure.

     We have grown rapidly since launching our product in December 1997. As of December 31, 1997, we had 18 employees and, as of December 31, 2000, we had 820 employees. From December 31, 1997 through December 31, 2000, we significantly increased the new loans generated through our website as well as the total loans under our management. These increases were primarily due to our application process that allows customers to automatically transfer balances from their other credit cards to their new NextCard Visa. From December 31, 1997 to December 31, 2000, our managed credit card loans receivables outstanding grew from $0 to $1.3 billion. As of December 31, 2000, we had approximately 708,000 open credit card accounts.

     Since our inception, we have incurred significant net losses. As of December 31, 2000, we had an accumulated deficit of $177.0 million. The net losses and accumulated deficit resulted from the significant infrastructure, marketing, technology and other costs incurred in the development of our NextCard Visa product. We expect to incur net losses for at least the next year. The rate and amount at which such losses will be incurred may increase significantly from current levels. These expected costs are related to advertising, marketing and other promotional activities; expansion of our direct marketing, database and testing capabilities; expansion of our product offerings; and strategic relationship development.

RESULTS OF OPERATIONS

Earnings Summary

     The following discussion provides a summary of our 2000 results compared to 1999 results and our 1999 results compared to 1998 results. Each component of these results is discussed in further detail in subsequent sections of this analysis.

Year ended December 31, 2000, Compared to Year Ended December 31, 1999

     Net loss of $ 81.9 million, or $1.56 per share, for the year ended December 31, 2000, compares to net loss of $77.2 million, or $2.54 per shares, in 1999. Net interest income increased $33.1 million or 297% as average interest earning assets increased 179% and the net interest margin increased from 4.25% to 6.04%. The provision for loan losses increased $45.1 million, or 373%, as the average reported credit card loans increased 221% and the net charge-off rate increased to 2.55% in 2000 from 1.43% in 1999. Non-interest income, which includes securitization income, increased to $77.3 million in 2000, from $4.5 million in 1999 primarily due to the increase in average managed balances of 346% and the completion of approximately $784.2 million of credit card loan securitization transactions in 2000. Increases in marketing expenses of $6.8 million, or 27%, and salaries and benefit expense of $32.9 million, or 151%, reflects the increase in marketing investment and the cost of operations to manage the growth in our customers, products and portfolio. Average managed credit card loans for the year ended December 31, 2000 grew to $856.0 million from $191.9 million for the year ended December 31, 1999, and total customer accounts more than tripled for the same period, from 220,000 to 708,000, as a result of the continued success of our marketing and account management strategies and the increased acceptance of credit card transactions over the internet.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

     Net loss for the year ended December 31, 1999 was $77.2 million, 380% greater than the $16.1 million net loss for the year ended December 31, 1998 and diluted net loss per common share for the years ended December 31, 1999 and 1998 was $2.54 and $5.07, respectively. This increase in net loss is the result of an increase in interest expense, the provision for loan losses and non-interest expenses. These increases were partially offset by increases in net interest income and non-interest income. These increases are largely attributable to the growth in average managed loans to $191.9 million for 1999 from $19.9 million in 1998.

Securitization and Financial Statement Impact

     We securitize all eligible credit card receivables through the NextCard Master Credit Card Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which, in turn, issues notes representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits and capital market investors. At December 31, 2000, the Master Trust had $1.1 billion of principal balances outstanding. To date, the Master Trust has issued five series of investor notes, three of which qualified for sales treatment under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125").2000. As a result, $784.2 million of qualifying receivables related to these series' transfers were treated as sales in 2000.

     When securitizations qualify for off-balance sheet sales treatment, we retain certain undivided ownership interests, interest-only strips and servicing rights. Although we continue to service the underlying credit card accounts and maintains the customer relationships, these securitized receivables are not reflected in the consolidated balance sheet. The subordinated retained ownership interests are included in "Due from Securitizations" in the consolidated balance sheets which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders', servicing fee receivables, and interest-only strip receivables.

     Investors in our securitization transactions have no recourse against us for our customers' failure to pay their credit card loans; however, certain of our retained interests are subordinated to the investors' interests until the investors have been fully paid.

     Under Statement No. 125, gains are recognized at the time of each sale and are recorded in "Securitization and Servicing Income". These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows we expect to receive over the estimated life of the receivables. These expected cash flows are dependent upon a number of estimates including expected finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses.

     We service the accounts underlying the securitized receivables and earn a monthly fee. The finance charges and fees generated by the securitized receivables in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses are referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest only strip receivable (which is recorded at present value), as securitization income.

     The securitization income recorded by us and the measurement of our retained interests are dependent upon management's estimates of future cash flows. The cash flows are discounted based on the timing of when we expect to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models.

     Subsequent to each sale, our retained interests are carried at estimated fair market value with changes in fair value reported as non-interest income. Since quoted market prices are generally not available, we estimate fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows.

     We allocate resources on a managed basis and financial information provided to management reflects our results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the financial information reported in our consolidated financial statements. This adjustment reclassifies securitization and servicing income into interest income, interchange, other fees, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of sales treatment accorded to certain securitization transactions.

                                                                          YEAR ENDED
                                                                      DECEMBER 31, 2000
                                                            --------------------------------------
                                                              TOTAL      SECURITIZATION    TOTAL
                                                             MANAGED      ADJUSTMENTS      OWNED
                                                            ----------   --------------   --------
                                                                        (IN THOUSANDS)
Interest income...........................................  $  123,770      $(42,392)     $ 81,378
Interest expense..........................................      60,078       (22,922)       37,156
                                                            ----------      --------      --------
Net interest income.......................................      63,692       (19,470)       44,222
Provision for loan losses.................................      65,683        (8,542)       57,141
                                                            ----------      --------      --------
Net interest income after provision for loan losses.......      (1,991)      (10,928)      (12,919)
Non-interest income.......................................      68,817         8,495        77,312
Non-interest expense......................................     148,682        (2,433)      146,249
                                                            ----------      --------      --------
Net loss..................................................  $  (81,856)     $     --      $(81,856)
                                                            ==========      ========      ========
Ending loans outstanding..................................  $1,312,318      $784,208      $528,110
                                                            ==========      ========      ========

Managed Loan Portfolio

     Until January 12, 1999, Heritage Bank of Commerce ("Heritage") funded all of the credit card accounts and loans originated on NextCard's website pursuant to the Consumer Credit Card Program Agreement with Heritage. Under that agreement, NextCard charged Heritage for origination and servicing of the accounts and shared 50% of the resulting net profits or losses. Prior to January 12, 1999, we did not own any portion of our managed loan portfolio and therefore no loans were reported on our balance sheet prior to that date.

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

     The following table summarizes our managed loan portfolio for 2000, 1999 and 1998.

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                2000         1999       1998
                                                             ----------    --------    -------
                                                                      (IN THOUSANDS)
YEAR END BALANCES
Credit card loans:
  On-balance sheet.........................................  $  528,110    $416,315    $    --
  Securitized..............................................     784,208          --         --
  Heritage owned...........................................          --          --     66,042
                                                             ----------    --------    -------
          Total managed loan portfolio.....................  $1,312,318    $416,315    $66,042
                                                             ==========    ========    =======
AVERAGE BALANCES
Credit card loans:
  On-balance sheet.........................................  $  553,951    $172,372    $    --
  Securitized..............................................     302,052          --         --
  Heritage owned...........................................          --      19,480     19,882
                                                             ----------    --------    -------
          Total managed loan portfolio.....................  $  856,003    $191,852    $19,882
                                                             ==========    ========    =======

Risk Adjusted Revenue and Margin

     Our products are designed with the objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as credit card loan receivables interest, fee and interchange income less interest expense and net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average managed credit card loan receivables. It considers not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products. We market our card products to specifically targeted consumer populations. The terms of each card product are actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer's performance. In addition, since our inception, we have aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk characteristics of this consumer type. Industry competitors have continuously solicited our customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on our pricing strategies.

     The following table provides operating data for our managed credit card loan portfolio (in thousands).

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
MANAGED STATEMENT OF OPERATIONS:
Credit card loan receivable interest income.................    $110,942
Credit card fee income......................................      43,269
Interest expense............................................     (60,078)
Net charge-offs.............................................     (22,407)
                                                                --------
  Risk adjusted revenue.....................................    $ 71,726
                                                                ========
RATIOS:(1)
Credit card loan yield......................................       12.96%
Credit card fee income......................................        5.06%
Interest expense............................................       (7.02)%
Net charge-offs.............................................       (2.62)%
                                                                --------
  Risk adjusted margin......................................        8.38%
                                                                ========

---------------
(1) As a percentage of average managed credit card loans

Net Interest Income

     Net interest income consists of interest earned on our credit card loan portfolio, cash on deposit, and cash equivalents less interest expense on borrowings to fund these interest earning assets.

     Reported net interest income for the year ended December 31, 2000, was $44.2 million, compared to $11.2 million for the year ended December 31, 1999. The increase was primarily due to a $381.6 million increase in on-balance sheet average loans and $87.9 million increase in average cash and investments, over the comparable period in 1999. The annualized net interest margin on average earning assets for the year ended December 31, 2000 was 6.04% compared with 4.25% for the year ended December 31, 1999. The net interest margin in 2000 was favorably impacted by our ability to refine our pricing for appropriate customer segments using our Profile Based Pricing technology, the repricings of our credit card loan portfolio due to the expiration of introductory rate periods, and a lower cost of funds compared to 1999. The net interest margin was negatively impacted by loan fee amortization expense related to warrants we paid to a finance company in 1999 in connection with a financing transaction. This loan fee is being amortized over a three-year period. The net interest spread for the year ended December 31, 2000 was 4.29% compared with 1.44% for the year ended December 31, 1999. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the yield on our loan portfolio increases; however, there can be no assurances that such spread will improve. Managed net interest income for the year ended December 31, 2000 was $63.7 million, or 6.00%, and managed net interest spread was 4.43% in 2000.

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

     The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the years ended December 31, 2000 and 1999. Information for 1998 is not presented since it would not be meaningful as we did not carry any loans on our consolidated balance sheet until 1999.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                               YEAR ENDED DECEMBER 31, 2000     YEAR ENDED DECEMBER 31, 1999
                                              ------------------------------    ----------------------------
                                               AVERAGE     INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/
                                               BALANCE     EXPENSE     RATE     BALANCE    EXPENSE     RATE
                                              ----------   --------   ------    --------   --------   ------
                                                                      (IN THOUSANDS)
OWNED BASIS:
ASSETS:
Interest-Earning assets Credit card loans...  $  553,951   $ 68,878   12.43%    $172,372   $ 17,863   10.36%
  Interest-earning cash.....................     177,668     12,500    7.04%      89,746      4,191    4.67%
                                              ----------   --------             --------   --------
         Total interest-earning assets......     731,619     81,378   11.12%     262,118     22,054    8.41%
Allowance for loan losses...................     (17,782)                         (3,750)
Other assets................................     100,857                          17,549
                                              ----------                        --------
         Total assets.......................  $  814,694                        $275,917
                                              ==========                        ========
LIABILITIES AND EQUITY
Interest-bearing liabilities Borrowings.....  $  352,840     23,749    6.73%     155,508     10,900    7.01%
  Deposits..................................     190,905     13,407    7.02%         795          2    0.25%
                                              ----------   --------             --------   --------
         Total interest-bearing
           liabilities......................     543,745     37,156    6.83%     156,303     10,902    6.97%
Other liabilities...........................      31,256                          12,346
                                              ----------                        --------
         Total liabilities..................     575,001                         168,649
Equity......................................     239,693                         107,268
                                              ----------                        --------
         Total liabilities and equity.......  $  814,694                        $275,917
                                              ==========                        ========
NET INTEREST SPREAD.........................                           4.29%                           1.44%
                                                                      =====                           =====
Interest income to average interest-earning
  assets....................................                          11.12%                           8.41%
Interest expense to average interest-earning
  assets....................................                           5.08%                           4.16%
                                                                      -----                           -----
NET INTEREST MARGIN.........................                 44,222    6.04%                 11,152    4.25%
                                                                      =====                           =====
MANAGED BASIS:
Credit card loans...........................  $  856,003   $110,942   12.96%          --         --      --
         Total interest-earning assets......   1,060,733    123,770   11.67%          --         --      --
         Total interest-bearing
           liabilities......................     829,937     60,078    7.24%          --         --      --
Net interest margin.........................          --     63,692    6.00%          --         --      --
Net interest rate spread....................          --         --    4.43%          --         --      --

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

                                                              YEAR ENDED DECEMBER 31, 2000 VS 1999
                                                              ------------------------------------
                                                                              CHANGE DUE TO (1)
                                                                           -----------------------
                                                              INCREASE      VOLUME     YIELD/RATE
                                                              ---------    --------    -----------
                                                                         (IN THOUSANDS)
Interest Income Credit card loans...........................   $51,015     $46,791       $4,224
  Interest-earning cash.....................................     8,309       5,477        2,832
                                                               -------     -------       ------
          Total interest income.............................    59,324      52,268        7,056
                                                               -------     -------       ------
Interest-Expense:
  Borrowings................................................    12,849      13,264       $ (415)
  Deposits..................................................    13,405      12,049        1,356
                                                               -------     -------       ------
          Total interest expense............................    26,254      25,313          941
                                                               -------     -------       ------
Net interest income.........................................   $33,070     $26,955       $6,115
                                                               =======     =======       ======

---------------
(1) The changes in interest due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

Non-Interest Income

     Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by our cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for the year ended December 31, 2000, was $29.7 million compared with $4.2 million for the year ended December 31, 1999. The significant increase in credit card fee income in 2000 was attributable to the increase in the credit card loan portfolio, an increase in card holder purchase volume, the introduction of fee-based products and the new domicile of NextBank's charter. In 2000, we began marketing fee-based products, beginning with Credit Guard, our credit protection product. In addition to Credit Guard, the fee revenue also increased from locating NextBank's charter to Arizona. In the second quarter of 2000, we moved the NextBank charter and brought the credit card fees we charge our customers more in line with the rest of the industry. Interchange and other credit card fees may be expected to continue to increase in the future as the credit card portfolio grows.

     As discussed more fully above in "Securitization and Financial Statement Impact," interchange and other credit card fees associated with loans which have been sold are no longer reported as "Interchange and credit card fees" but instead are now reported as part of "Securitization Income." In addition, interest income generated by these securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses are also reported as part of "Securitization Income". Securitization income in 2000 totaled $47.6 million and includes a gain on sale for $25.5 million from securitization activities during the year ended December 31, 2000 related to the sale of $784.2 million of credit card loans receivables.

     Non-interest income increased by $3.8 million, from $697,000 for 1998 to $4.5 million in 1999. This increase relates to approximately $2.6 million of interchange fees and $1.4 million of other credit card fees we recognized in 1999 related to our on balance sheet portfolio. As previously discussed, prior to 1999, all credit card loan receivables generated under the NextCard Visa were outstanding only on Heritage's balance sheet; accordingly, we did not recognize any interchange or other credit card fee income. Non-interest income of $697,000 in 1998 consisted only of origination and servicing fees and our share of profits derived from our agreement with Heritage. Such income in 1999 decreased to $340,000.

     On July 15, 1999, we exercised our option to purchase all remaining credit card receivables from Heritage; as a result, servicing and profit-and-loss sharing income, consisting of amounts arising under the Consumer Credit Card Program Agreement with Heritage Bank decreased by $322,000, from $662,000 for the year ended December 31, 1998 to $340,000 for the year ended December 31, 1999.

Non-Interest Expenses

     Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, professional fees, marketing, and credit card activation and servicing costs. Credit card activation costs include printing, postage, loan processing and credit bureau costs paid to third parties in connection with account origination. We also incur advertising costs to promote the NextCard Visa on the Internet. Some of these Internet advertising costs are paid only if a customer is approved for a NextCard Visa. In accordance with generally accepted accounting principals, we capitalized only the direct loan origination costs associated with successful account acquisition effort. Capitalized loan origination costs are amortized over one year as an adjustment to credit card loan interest income.

     Total non-interest expenses for the years ended December 31, 2000, 1999 and 1998 were $146.2 million, $80.8 million, and $17.2 million, respectively. These increases were primarily due to higher employee compensation, credit card activation and servicing costs and marketing expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions, including employees recently hired in our new Phoenix, Arizona call center. The number of employees at December 31, 2000, 1999 and 1998 was 820, 287 and 105, respectively. In addition, the amortization of deferred stock compensation, which represents the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of the grants, for the years ended December 31, 2000, 1999 and 1998, was $5.0 million, $10.0 million and $1.8 million, respectively. At December 31, 2000, $2.0 million of deferred stock compensation was unamortized. This amortization expense will continue to decrease over time. The increase in credit card activation and servicing costs was largely due to an increase in the number of credit card accounts, transaction volumes and loan balances.

     The increase in other expenses is primarily due to increased fraud losses on credit card loan receivables, which is expected with the increase in the credit card loan portfolio; the write-down of one of our equity investments to fair value; and general growth in the business and the building of an infrastructure to support this growth.

ASSET QUALITY

     Our delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of our credit card account portfolio, the success of our collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria we utilize to approve customers. Also, the average age of our credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At December 31, 2000, the majority of our loan portfolio was less than twelve months old. Accordingly, we believe that our loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of our accounts and balances increases.

     For the year ended December 31, 2000, our managed net charge-off ratio was 2.62% compared to 1.61% for the year ended December 31, 1999. We believe, based on our statistical models and other credit analyses, that this rate may continue to fluctuate but will generally rise over the next year as our portfolio ages and becomes more seasoned.

     Our primary strategy for managing loan losses is the development and refinement of underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers and provide conservative customer credit line assignments. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts. In addition, we monitor credit lines closely; and our collections department, as well as the use of outside parties, pursue collections from delinquent customers.

Delinquencies

     A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged-off. Credit card loans are generally charged off when the loan becomes contractually past due for 180 days, with the exception of bankrupt accounts, which are charged off no later than 60 days after formal notification of bankruptcy. Total 31+ day delinquencies on managed loans increased to 3.92% as of December 31 2000 from 1.48% as of December 31, 1999. This increase reflects the continued seasoning of our loan portfolio. The following table presents the delinquency trends of our credit card loan portfolio on a managed portfolio basis in 2000, 1999 and 1998.

                                                            DECEMBER 31, 2000        DECEMBER 31, 1999      DECEMBER 31, 1998
                                                         -----------------------   ---------------------   --------------------
                                                           LOANS      % OF TOTAL    LOANS     % OF TOTAL    LOANS    % OF TOTAL
                                                         ----------   ----------   --------   ----------   -------   ----------
                                                                                      (IN THOUSANDS)
Managed loan portfolio.................................  $1,312,318    100.00%     $416,315    100.00%     $66,042    100.00%
Loans delinquent:
  31 -- 60 days........................................      18,858      1.44%        2,620      0.63%         256      0.39%
  61 -- 90 days........................................      13,401      1.02%        1,692      0.41%         131      0.20%
  91 or more...........................................      19,148      1.46%        1,844      0.44%          80      0.12%
                                                         ----------     ------     --------     ------     -------     ------
        Total..........................................  $   51,407      3.92%     $  6,156      1.48%     $   467      0.71%
                                                         ==========     ======     ========     ======     =======     ======

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

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
ON-BALANCE SHEET:
  Average loans outstanding.................................  $553,951    $172,372    $    --
  Net charge-offs...........................................    14,152       2,472         --
  Net charge-offs as a percentage of average loans
     outstanding............................................     2.55%       1.43%         --
MANAGED:
  Average loans outstanding.................................  $856,003    $191,852    $19,882
  Net charge-offs...........................................    22,407       3,085        115
  Net charge-offs as a percentage of average loans
     outstanding............................................     2.62%       1.61%      0.58%

     As our credit card loan portfolio continues to grow and season, we expect that net loan losses will increase, delinquency levels may fluctuate and increase and the ratio of the allowance for loan losses to on-balance sheet credit card loans outstanding will increase. We will continue to monitor delinquency amounts and actual loan losses, and will adjust our allowance for loan losses accordingly.

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

     The provision for loan losses for on-balance sheet loans for the years ended December 31, 2000 and 1999, totaled $57.1 million and $12.1 million, respectively. We anticipate that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the changes in our allowance for loan losses for 2000 and 1999 (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------
Balance at beginning of year......................  $  11,500     $      --
Provision for loan losses.........................     57,141        12,072
Allowance acquired................................         --         1,900
Allowance related to loans securitized/sold.......    (29,353)           --
Charge-offs.......................................    (14,712)       (2,518)
Recoveries........................................        560            46
                                                    ---------     ---------
Balance at end of year............................  $  25,136     $  11,500
                                                    =========     =========
Ending allowance as a percentage of loans.........       4.76%         2.77%
                                                    =========     =========

     We believe the allowance for loan losses is adequate to cover probable losses in the loan portfolio using the best available information to us at year-end. However, there can be no assurances as to the future credit losses that may be incurred in connection with our loan portfolio, nor can there be any assurances that the allowance for loan losses that has been established will be sufficient to absorb such expected loan losses. We continually monitor the allowance for loan losses and make additional provisions to the allowance as additional information become available.

Provision for Income Taxes

     We have had a net loss for each period since inception. As of December 31, 2000, we had approximately $140.0 million and $80.0 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss carryforwards will start expiring in 2012 and the state net operating loss carryforwards will start expiring in 2004. Because of uncertainty regarding realizability, we have provided a full valuation allowance on our deferred tax assets consisting primarily of net operating loss carryforwards. See Note 15 of notes to the Consolidated Financial Statements.

Funding, Liquidity and Capital Resources

     We finance the growth of our credit card portfolio though third-party commercial paper conduit facilities, term asset securitizations, subsidiary bank deposits, bank loans, and equity issuances.

     Until January 12, 1999, Heritage funded all of the credit card accounts and loans originated through NextCard's website. Beginning in January 1999, we began purchasing such credit card receivables from Heritage. Until May 21, 1999, we utilized a $100.0 million secured borrowing facility extended to our financing subsidiary, NextCard Funding Corporation, by Credit Suisse First Boston ("Credit Suisse") to fund the majority of those receivables. On May 21, 1999, we obtained a $300.0 million (subsequently increased to $450.0 million in 2000) commercial paper conduit facility through Barclays Bank PLC ("Barclays") and began utilizing this facility to purchase credit card receivables. Borrowings under this facility are secured by the purchased receivables. We also used a portion of the Barclays facility to pay off the $87.8 million balance then outstanding under the Credit Suisse facility.

     In addition to the Barclay's facility, we have three other third-party commercial paper conduits provided by ING Barings (U.S.) Capital Markets LLC for $150.0 million, First Union Securities, Inc. for $220.0 million and Chase Securities, Inc. for $150.0 million. We have the ability to fund new receivables during the revolving periods of these conduit arrangements. After the revolving period, we will use principal collections generated by its receivables to pay the principal amount outstanding under these conduits. The revolving period ends in June 2001 for the Barclay's facility, January 2002 for the ING Baring's facility, February 2003 for the First Union facility and August 2001 for the Chase Securities facility. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. As of December 31, 1999, $300.0 million and $46.0 million was outstanding under the Barclay's and First Union facilities, respectively. In 2000, these facilities qualified for off-balance sheet sales treatment; as a result, borrowings under these facilities are no longer considered our obligation. As of December 31, 2000, 60% of our total managed loans were securitized through off-balance sheet securitizations.

     In December 2000, we completed our first private placement term securitization transaction in the amount of $500.0 million. We retained $17.5 million of notes, which are subordinated to the $482.5 million of notes sold to institutional investors from all major global markets. In March 2001, we sold the $17.5 million of retained notes, at face value, in a second private placement transaction with other institutional investors. The banking regulators' risk-based capital regulations require an institution securitizing loans to hold certain levels of capital against the subordinated pieces retained by the institution. As a result of the above-described $17.5 million sales, NextBank will be required to hold less capital against these sold loans than would otherwise be required and allows NextBank the increased ability to grow without the need for additional capital. In addition, these transactions are evidence of our success in diversifying our funding sources to include fixed income securities along with conduit relationships and bank deposits.

     The weighted average rate paid on borrowed funds through these conduit facilities was 6.73% and 7.01% for the years ended December 31, 2000 and 1999, respectively, and was based on the rate at which the conduit provider issues commercial paper. Interest is payable monthly. We did not enter into any conduit facilities during 1998.

     We are in discussions with financial institutions related to establishing additional borrowing facilities to fund the origination of credit card loan receivables. Such new or increased facilities would increase our capacity to originate credit card loan receivables. We cannot be sure that any new or expanded facility will be established. If we establish and draw upon such a facility which does not qualify for sales treatment, our aggregate borrowings will increase.

     In September 1999, NextBank began accepting time deposits with terms ranging from three months to two years. These time certificates of deposit are in amounts of $100,000 or more and totaled $380.2 million as of December 31, 2000. Of these deposits, $350.2 million mature in 2001 and the remaining deposits mature in 2002.

     We expect that our existing capital resources will adequately satisfy our working capital requirements for the next 12 months, except for the funding of our loan portfolio. Future working capital requirements, however, depend on many factors, including our ability to execute on our business plan. If our current funding becomes insufficient to support future operating requirements, we will need to obtain additional funding either by increasing our lines of credit or by raising additional deposits, debt or equity from the public or private capital markets. Such funding alternatives if available at all, may be on terms that are not favorable to us. Failure by us to raise additional capital or additional funding when needed could have a material adverse effect on our business, results of operations and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     See Notes to the Consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact card usage and the payment performance of our cardholders.

     The majority of our revenue is generated by the interest rates we charge on outstanding loan receivable balances in the form of finance charges. Our receivables generally yield either a variable interest rate indexed to the prime rate, or a fixed interest rate, set independently of market interest rates. Accordingly, fluctuations in interest rates will affect our revenue. At the same time, our borrowing costs under our commercial paper conduit facilities and term securitization transactions are generally indexed to variable commercial paper rates or the London Interbank Offered Rate ("LIBOR"), and may also fluctuate based on general interest rate fluctuations. A rise in our borrowing costs may not be met by a corresponding increase in revenues generated by finance charges. Likewise, a decrease in revenues generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially and adversely affect our results of operations and financial condition.

     To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our balance sheet to minimize the impact changes in interest rates have on the fair value of assets, liabilities, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on us primarily by matching assets and liability repricings and secondarily by entering into interest rate caps. For instance, a significant portion of our outstanding loan receivable balances yield a variable annual percentage rate indexed to the prime rate. These loans provide a natural hedge against our variable rate conduit facilities.

     Our fixed interest rate loan receivables have no stated maturity or repricing period. However, we generally have the right to increase rates when the customer fails to comply with the terms of the account agreement. In addition, we may reprice our credit card receivables upon providing the required prior notice to the customer, which is generally no more than 30 days.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $500,000 relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $500,000. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

ITEM 8. CONSOLIDATE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NEXTCARD, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $151,850       $189,178
Cash and cash equivalents, restricted.......................      38,876         31,811
Credit card loans receivable................................     528,110        416,315
Allowance for loan losses...................................     (25,136)       (11,500)
                                                                --------       --------
  Net loans.................................................     502,974        404,815
Interest receivable.........................................       7,546          2,160
Equipment and leasehold improvements, net...................      19,414          8,385
Due from securitizations....................................      75,857             --
Prepaid and other assets....................................      52,070         25,961
                                                                --------       --------
          Total assets......................................    $848,587       $662,310
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits..................................................     380,248          3,800
  Accounts payable..........................................      10,558          7,962
  Accrued expenses and other liabilities....................      38,040         14,554
  Other borrowings..........................................       4,117         11,359
  Secured borrowings........................................     214,734        346,000
                                                                --------       --------
          Total liabilities.................................     647,697        383,675
                                                                --------       --------
Shareholders' equity:
  Common stock, par value $.001 per share (authorized:
     87,433 shares; issued and outstanding: December 31,
     2000 -- 53,373 shares; December 31, 1999 -- 51,022
     shares)................................................          53             51
  Additional paid-in capital................................     382,573        385,732
  Deferred stock compensation...............................      (2,006)       (12,003)
  Accumulated deficit.......................................    (177,001)       (95,145)
  Treasury stock, at cost (December 31, 2000 -- 359
     shares)................................................      (2,729)            --
                                                                --------       --------
          Total shareholders' equity........................     200,890        278,635
                                                                --------       --------
          Total liabilities and shareholders' equity........    $848,587       $662,310
                                                                ========       ========

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Credit card loans.........................................   $ 68,878      $ 17,863      $     --
  Cash and investments......................................     12,500         4,191           502
                                                               --------      --------      --------
          Total interest income.............................     81,378        22,054           502
                                                               --------      --------      --------
Interest expense:
  Borrowings................................................     23,749        10,900            62
  Deposits..................................................     13,407             2            --
                                                               --------      --------      --------
          Total interest expense............................     37,156        10,902            62
                                                               --------      --------      --------
Net interest income.........................................     44,222        11,152           440
Provision for loan losses...................................     57,141        12,072            --
                                                               --------      --------      --------
  Net interest (loss) income after provision for loan
     losses.................................................    (12,919)         (920)          440
                                                               --------      --------      --------
Non-interest income:
  Interchange fee...........................................      9,312         2,630            --
  Credit card fees and other................................     20,366         1,536            35
  Securitization income.....................................     47,634            --            --
  Servicing and profit and loss sharing.....................         --           340           662
                                                               --------      --------      --------
          Total non-interest income.........................     77,312         4,506           697
                                                               --------      --------      --------
Non-interest expenses:
  Salaries and employee benefits............................     54,794        21,854         6,730
  Marketing, advertising and branding.......................     31,424        24,649         4,324
  Credit card activation and servicing costs................     19,680        11,438         2,328
  Occupancy and equipment...................................     10,841         4,232           958
  Professional fees.........................................      4,282         1,923           520
  Amortization of deferred stock compensation...............      4,971        10,028         1,800
  Amortization of loan structuring fee......................      2,677         3,706            --
  Other.....................................................     17,580         2,951           541
                                                               --------      --------      --------
          Total non-interest expenses.......................    146,249        80,781        17,201
                                                               --------      --------      --------
Net loss....................................................   $(81,856)     $(77,195)     $(16,064)
                                                               ========      ========      ========
Basic and diluted net loss per common share.................   $  (1.56)     $  (2.54)     $  (5.07)
                                                               ========      ========      ========
Weighted average common shares used in net loss per common
  share calculation.........................................     52,570        30,399         3,166
                                                               ========      ========      ========

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       CONVERTIBLE
                                        PREFERRED
                                     STOCK SERIES A-D     COMMON STOCK                    DEFERRED
                                     ----------------   ----------------   ADDITIONAL      STOCK       ACCUMULATED
                                     SHARES    AMOUNT   SHARES    AMOUNT    PAID-IN     COMPENSATION     DEFICIT
                                     -------   ------   -------   ------   ----------   ------------   -----------
                                                                    (IN THOUSANDS)
Balances at December 31, 1997......    9,110    $  9      4,895    $ 5      $  4,659            --      $  (1,886)
Issuance of convertible preferred
  stock Series C...................    9,133       9         --     --        11,662            --             --
Issuance of convertible preferred
  stock Series D...................   14,404      15         --     --        38,351            --             --
Issuance of common stock upon
  exercise of stock options........       --      --         37     --             2            --             --
Issuance of preferred stock
  warrants.........................       --      --         --     --         1,375            --             --
Return of convertible preferred
  stock Series A in settlement of
  notes receivable.................      (21)     --         --     --            --            --             --
Deferred stock compensation........       --      --         --     --         7,800        (7,800)            --
Amortization for deferred stock
  compensation.....................       --      --         --     --            --         1,800             --
Net loss...........................       --      --         --     --            --            --        (16,064)
                                     -------    ----    -------    ---      --------      --------      ---------
Balances at December 31, 1998......   32,626      33      4,932      5        63,849        (6,000)       (17,950)
Issuance of common stock upon
  exercise of stock options and
  warrants.........................       --      --      2,064      2           678            --             --
Issuance of common stock from IPO,
  net of expenses..................       --      --      6,900      7       126,969            --             --
Issuance of common stock from
  secondary offering, net of
  expenses.........................       --      --      4,500      4       153,001            --             --
Issuance of stock warrants.........       --      --         --     --        25,191            --             --
Conversion of preferred stock to
  common stock.....................  (32,626)    (33)    32,626     33            --            --             --
Deferred stock compensation........       --      --         --     --        16,031       (16,031)            --
Amortization for deferred stock
  compensation.....................       --      --         --     --            --        10,028             --
Settlement of note receivable......       --      --         --     --            13            --             --
Net loss...........................       --      --         --     --            --            --        (77,195)
                                     -------    ----    -------    ---      --------      --------      ---------
Balances at December 31, 1999......       --      --     51,022     51       385,732       (12,003)       (95,145)
Issuance of common stock upon
  exercise of stock options and
  warrants.........................       --      --      2,351      2         1,854            --             --
Deferred stock compensation........       --      --         --     --        (5,026)        5,026             --
Amortization for deferred stock
  compensation.....................       --      --         --     --            --         4,971             --
Settlement of note receivable......       --      --         --     --            13            --             --
Purchase of common shares for
  treasury.........................       --      --         --     --            --            --             --
Net loss...........................       --      --         --     --            --            --        (81,856)
                                     -------    ----    -------    ---      --------      --------      ---------
Balances at December 31, 2000......       --    $ --     53,373    $53      $382,573      $ (2,006)     $(177,001)
                                     =======    ====    =======    ===      ========      ========      =========


                                                    TOTAL
                                     TREASURY   SHAREHOLDERS'
                                      STOCK        EQUITY
                                     --------   -------------
                                          (IN THOUSANDS)
Balances at December 31, 1997......       --    $       2,787
Issuance of convertible preferred
  stock Series C...................       --           11,671
Issuance of convertible preferred
  stock Series D...................       --           38,366
Issuance of common stock upon
  exercise of stock options........       --                2
Issuance of preferred stock
  warrants.........................       --            1,375
Return of convertible preferred
  stock Series A in settlement of
  notes receivable.................       --               --
Deferred stock compensation........       --               --
Amortization for deferred stock
  compensation.....................       --            1,800
Net loss...........................       --          (16,064)
                                     -------    -------------
Balances at December 31, 1998......       --           39,937
Issuance of common stock upon
  exercise of stock options and
  warrants.........................       --              680
Issuance of common stock from IPO,
  net of expenses..................       --          126,976
Issuance of common stock from
  secondary offering, net of
  expenses.........................       --          153,005
Issuance of stock warrants.........       --           25,191
Conversion of preferred stock to
  common stock.....................       --               --
Deferred stock compensation........       --               --
Amortization for deferred stock
  compensation.....................       --           10,028
Settlement of note receivable......       --               13
Net loss...........................       --          (77,195)
                                     -------    -------------
Balances at December 31, 1999......       --          278,635
Issuance of common stock upon
  exercise of stock options and
  warrants.........................       --            1,856
Deferred stock compensation........       --               --
Amortization for deferred stock
  compensation.....................       --            4,971
Settlement of note receivable......       --               13
Purchase of common shares for
  treasury.........................   (2,729)          (2,729)
Net loss...........................       --          (81,856)
                                     -------    -------------
Balances at December 31, 2000......  $(2,729)   $     200,890
                                     =======    =============

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................  $(81,856)  $(77,195)  $(16,064)
Adjustments to net loss to arrive at cash used in operating
  activities:
  Provision for loan losses.................................    57,141     12,072         --
  Deprecation and amortization..............................    10,826      5,497        252
  Amortization of deferred stock compensation...............     4,971     10,028      1,800
  Securitization gains......................................   (25,548)        --         --
  Change in operating assets and liabilities:
    Increase in restricted cash and cash equivalents........    (7,065)   (31,811)        --
    Increase in accounts payable............................     2,596      4,596      3,231
    Increase in accrued expenses and other liabilities......    20,793     12,836        969
    Increase in prepaid and other assets....................   (31,589)   (18,396)    (1,377)
                                                              --------   --------   --------
Net cash used in operating activities.......................   (49,731)   (82,373)   (11,189)
                                                              --------   --------   --------
INVESTING ACTIVITIES:
Net loan originations.......................................  (915,913)  (397,363)        --
Proceeds from loan securitizations..........................   784,208         --         --
Increase in amounts due from securitization.................   (79,661)
Loan portfolio acquisition..................................        --    (22,240)        --
Acquisition of Textron National Bank, net of cash
  acquired..................................................        --     (4,459)        --
Purchase of equipment and leasehold improvements............   (16,080)    (7,809)    (2,060)
                                                              --------   --------   --------
Net cash used in investing activities.......................  (227,446)  (431,871)    (2,060)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
Net change in deposits......................................   376,448      3,259         --
Net change in secured borrowings............................  (131,266)   346,000         --
Proceeds from other borrowings..............................        --     11,689        545
Payments made on other borrowings...........................    (7,242)      (834)       (41)
Proceeds from issuance of convertible preferred stock.......        --         --     50,037
Proceeds from issuance of common stock......................     1,896    280,661          2
Proceeds from settlement of notes receivable................        13         13         --
Proceeds from sale of common stock warrants.................        --     22,500         --
                                                              --------   --------   --------
Net cash provided by financing activities...................   239,849    663,288     50,543
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (37,328)   149,044     37,294
Cash and cash equivalents at the beginning of the year......   189,178     40,134      2,840
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $151,850   $189,178   $ 40,134
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest..................  $ 39,203   $  9,314   $     23
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Unearned stock based compensation.........................  $ (5,026)  $ 16,031   $  7,800
  Purchase of treasury stock for note payable...............  $  2,729   $     --   $     --
  Issuance of preferred stock warrants for loan
    structuring/origination fee.............................  $     --   $  2,691   $  1,375
  Return of convertible preferred stock Series A............  $     --   $     --   $     (9)
  Issuance of convertible preferred stock Series C..........  $     --   $     --   $ 11,671

                See notes to consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     NextCard, Inc. ("NextCard"), was incorporated in the State of California on June 5, 1996 and reincorporated in Delaware in May 1999 in connection with its initial public offering ("IPO") (See Note 2), for the purpose of offering Internet-based consumer financial services. On December 23, 1997, NextCard began accepting applications for the NEXTCARD(R) VISA(R), which through September 30, 1999 was issued solely through a strategic alliance with Heritage Bank of Commerce ("Heritage Bank" or "Heritage"), a San Jose, California based depository institution. During that period, NextCard originated credit card relationships and serviced the related credit card accounts on behalf of Heritage pursuant to a profit and loss sharing agreement.

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

CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include NextCard and its wholly owned subsidiaries, NextBank and NextCard Limited, a company incorporated in England and Wales. To date, the activities of NextCard Limited have been immaterial. All significant intercompany transactions and balances have been eliminated.

                        NEXTCARD, INC. AND SUBSIDIARIES

Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

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

CREDIT CARD LOANS

     Credit card loans are carried at cost. Deferred loan origination costs are included in the loan balance. Loans held for sale are loans specifically identified to be sold to independent third parties, generally within six months, and are carried at the lower of cost or fair value. Unrealized losses from loans held for sale and realized gains or losses resulting from loan sales are included in non-interest income.

     Nextcard defers direct credit card origination cost associated with successful credit card solicitations that it incurs in transactions with independent third parties, and certain other costs that it incurs in connection with loan underwriting and the preparation and processing of loan documents. NextCard defers these credit card origination costs and amortizes these costs, as a reduction to interest income, on a straight-line basis over 12 months. Net deferred costs were $8.1 million and $748,000 at December 31, 2000 and 1999, respectively. Marketing and adverting costs not considered direct origination costs are expenses as incurred.

     Interest income on credit card loans is recognized based on the principal amount of the loans outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or charged off. When an account is charged-off, the accrued interest portion of the charged-off balance is deducted from current period interest income. Subsequent collections on charged off balances are recognized first as principal recoveries and then as interest income.

     Credit card and interchange fee income includes late and over-limit charges, cash advance fees, bonus reward fees, processing fees, interchange activity and other miscellaneous fees. Credit card and interchange fee income is recognized in the month realized.

     In February 1999, the FFIEC published a revised policy statement on the classification of consumer loans. The revised policy established uniform guidelines for the charge-off of loans to delinquent, bankrupt and deceased borrowers, for charge-off of fraudulent accounts and for re-aging, extending, deferring or rewriting delinquent accounts. This statement was required to be adopted no later than December 31, 2000. In September 2000, to conform to this new FFIEC policy, NextCard changed its charge-off policy for bankruptcy and fraudulent account charge-offs. Specifically, an account in bankruptcy is now charged off within 60 days of receipt of notification of filing from the bankruptcy court rather than 30 days, which was NextCard's policy prior to September 2000. Fraudulent loans are now charged off to non-interest expense within 90 days of discovery, rather than 120 days, which was NextCard's policy prior to September 2000.

SECURITIZATIONS

     Under Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. gains are recognized at the time of each sale

                        NEXTCARD, INC. AND SUBSIDIARIES
and are recorded in "Securitization Income" in the accompanying financial statements. These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows NextCard expects to receive over the estimated outstanding life of the receivables. These expected cash flows are dependent upon a number of estimates including expected finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, and credit losses. Securitization transaction costs are typically deferred and amortized over the life of the deal as a reduction of non-interest income.

     The securitization income recorded by NextCard and the measurement of NextCard's retained interests are dependent upon management's estimates of future cash flows. The cash flows are discounted based on the timing of when NextCard expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on NextCard's credit risk models.

     Subsequent to each sale, NextCard's retained interests are carried at estimated fair market value with changes in fair value reported as a component of non-interest income. Since quoted market prices are generally not available, NextCard estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flow.

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

                        NEXTCARD, INC. AND SUBSIDIARIES

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

COMPREHENSIVE INCOME

     Nextcard has no material components of other comprehensive income and, accordingly, the comprehensive income is the same for all periods presented.

SEGMENT INFORMATION

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997,requires that public business enterprises report financial and other descriptive information about reportable operating segments in annual financial statements and interim reporting to shareholders. NextCard has determined that, through December 31, 2000, it has only one operating and reportable segment, origination and servicing of Internet-based credit card relationships for United States cardholders, which is further described in Note 1.

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

                        NEXTCARD, INC. AND SUBSIDIARIES

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net loss....................................................  $(81,856)  $(77,195)  $(16,064)
                                                              ========   ========   ========
Basic and diluted:
  Weighted average shares of common stock outstanding.......    52,635     31,192      4,907
  Less: Weighted average shares subject to repurchase.......       (65)      (793)    (1,741)
                                                              --------   --------   --------
  Weighted average shares used in computing basic and
     diluted net loss per common shares.....................    52,570     30,399      3,166
                                                              ========   ========   ========
Basic and diluted net loss per common share.................  $  (1.56)  $  (2.54)  $  (5.07)
                                                              ========   ========   ========

     NextCard has excluded all convertible preferred stock, warrants for common stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because their inclusion would be antidilutive (i.e., reduce the net loss per common share) for all periods presented. The total number of shares excluded from the calculations of diluted net loss per common share are 18,372,578, 14,078,628, and 42,130,854 for the years ended December 31, 2000, 1999 and 1998, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per common share using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, Nextcard will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments though earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Nextcard believes that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial statements.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125'("SFAS No. 140"). SFAS No. 140, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements are required for financials statements for fiscal years ending after December 15, 2000. NextCard intends to adopt SFAS No. 140 on the required effective dates. Implementation of SFAS No. 140 is not expected to have a material impact on NextCard's consolidated financial statements.

                        NEXTCARD, INC. AND SUBSIDIARIES

3. SIGNIFICANT CONCENTRATION OF CREDIT RISK

     NextCard is active in originating consumer loans in the United States. NextCard reviews each potential customer's application and evaluates the applicant's financial history and ability and willingness to repay. Loans are made on an unsecured basis. The geographic distribution of NextCard's managed loan portfolio, which approximates the on-balance sheet reported credit card loan's geographic distribution, was as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------
                                                2000                      1999
                                       -----------------------   -----------------------
                                         LOANS      PERCENTAGE     LOANS      PERCENTAGE
          GEOGRAPHIC REGION            RECEIVABLE    OF TOTAL    RECEIVABLE    OF TOTAL
          -----------------            ----------   ----------   ----------   ----------
West.................................  $ 356,348        27%       $117,951        28%
Midwest..............................    287,348        22%         83,489        20%
South................................    336,707        26%        102,058        25%
Northeast............................    331,915        25%        112,817        27%
                                       ----------      ---        --------       ---
          Total......................  $1,312,318      100%       $416,315       100%
                                       ==========      ===        ========       ===

     NextCard owned no loans in 1998; therefore this geographic information is not presented for 1998.

4. ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in NextCard's allowance for loan losses for the years ended December 31, 2000 and 1999. (in thousands):

                                                      2000         1999
                                                     -------      -------
                                                     YEARS ENDED DECEMBER
                                                                      31,
                                                     --------------------
Balance at beginning of year.....................    $11,500      $    --
Provision for loan losses........................     57,141       12,072
Allowance acquired...............................         --        1,900
Allowance related to loans securitized/sold......    (29,353)          --
Charge-offs......................................    (14,712)      (2,518)
Recoveries.......................................        560           46
                                                     -------      -------
Balance at end of year...........................    $25,136      $11,500
                                                     =======      =======

     On July 15, 1999, NextCard exercised its option to purchase (through NCFC) all remaining credit card receivables from Heritage. The acquired credit card portfolio had $21.3 million in outstanding balances. NextCard recorded an allowance for loan losses of $1.9 million for the Heritage portfolio upon purchase to reflect the expected loan losses of the acquired portfolio.

                        NEXTCARD, INC. AND SUBSIDIARIES

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The following is a summary of equipment and leasehold improvements (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                            2000        1999
                                                        ------------   ------
Computer equipment....................................    $17,712      $6,855
Furniture and office equipment........................      6,083       1,955
Leasehold improvements................................      2,467       1,372
                                                          -------      ------
                                                           26,262      10,182
Less: Accumulated depreciation and amortization.......      6,848       1,797
                                                          -------      ------
                                                          $19,414      $8,385
                                                          =======      ======

6. DEPOSITS

     In September 1999, NextBank began accepting time deposits with terms ranging from three months to two years. These time certificates of deposit are in amounts of $100,000 or more and totaled $380.2 million as of December 31, 2000.

     At December 31, 2000, the above deposits mature as follows (in thousands):

                          MATURITY                             AMOUNT
                          --------                            --------
2001........................................................  $350,159
2002........................................................    30,089
                                                              --------
                                                              $380,248
                                                              ========

7. BORROWINGS

     During 1998, NextCard entered into a $1,250,000 equipment loan and security agreement with a finance company. Borrowings under the loan agreement bear interest at 7.55% per year and are secured by related equipment purchases. As of December 31, 2000 and 1999, the loan had an outstanding balance of $671,000 and $962,000, respectively.

     In addition, during 1998 NextCard entered into a $1.0 million lease/loan financing arrangement with a financing company. The lease/loan financing arrangement is secured by a pledge of all equipment leased under the arrangement and bears interest at 7.5% per year. As of December 31, 2000 and 1999, the lease/loan had an outstanding balance of $591,000 and $828,000, respectively

     In February and May 1999, NextCard entered into two separate $5.0 million lines of credit with a finance company. Borrowings under the lines of credit accrue interest at 12.25% per year, are repayable in monthly installments and final payment was due in May 2000 for one line and April 2002 for the other line. These lines are secured by subordinated security interests in all tangible and intangible assets. These lines of credit had an aggregate outstanding balance of $2,855,000 and $9,569,000 at December 31, 2000 and 1999,
respectively.

     At December 31, 2000, the above borrowings mature as follows (in thousands):

2001........................................................  $2,695
2002........................................................   1,422
                                                              ------
                                                              $4,117
                                                              ======

                        NEXTCARD, INC. AND SUBSIDIARIES

8. ASSETS SECURITIZATION

     NextCard securitizes all eligible credit card receivables through the NextCard Master Credit Card Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which, in turn, issues notes representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits and capital market investors. At December 31, 2000, the Master Trust had $1.1 billion of principal balances outstanding. To date, the Master Trust has issued five series of investor notes, three of which qualified for sales treatment under SFAS No. 125, in 2000. As a result, $784.2 million of qualifying receivables related to these series' transfers were treated as sales in 2000 and resulted in securitization gains of $25.5 million.

     In all those securitizations, NextCard retained servicing responsibilities and subordinated interests. NextCard receives annual servicing fees approximating, 2 percent of the outstanding balance and rights to future, monthly cash flows arising after the investors in the securitization trust have received the return for which they contracted.

     When securitizations qualify for off-balance sheet sales treatment NextCard retains certain undivided ownership interests, interest-only strips and servicing rights. Although NextCard continues to service the underlying credit card accounts and maintains the customer relationships, these securitized receivables are not reflected in the consolidated balance sheet. The subordinated retained ownership interests are included in "Due from Securitizations" in the consolidated balance sheet which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders' ("spread accounts"), servicing fee receivables, and interest-only strip receivables. At December 31, 2000, subordinated retained interests, spread account and interest-only strip receivable balances were $17.5 million, $37.9 million, and $10.5 million, respectively.

     Investors in NextCard's securitization transactions have no recourse against the Company for any customers' failure to pay their credit card loans; however, certain of NextCard's retained interests are subordinated to the investors' interests until the investors have been fully paid.

     Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2000 (weighted based on principal amounts securitized) were as follows:

Weighted-average life (in years)..............  0.58
Expected credit and fraud losses..............  7.25%
Residual cash flows discounted at.............  10.00%
Interest rate on adjusted loans and bonds.....  Short-term benchmark rates
                                                (commercial paper or
                                                LIBOR) plus a spread
                                                ranging from 0.20%
                                                to 1.65%

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows related to interest-only strip receivables to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

                                                       WEIGHED      EXPECTED ANNUAL      RESIDUAL
                                                     AVERAGE LIFE   CREDIT AND FRAUD      ANNUAL
                                                      (IN YEARS)         LOSSES        DISCOUNT RATE
                                                     ------------   ----------------   -------------
Current Assumptions................................      0.58              7.25%             10%
Impact on fair value...............................        --                --              --
  10% adverse change...............................     $ (50)          $(1,189)             --
  20% adverse change...............................      (735)           (2,987)             --

                        NEXTCARD, INC. AND SUBSIDIARIES

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of these retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     The actual and projected credit and fraud losses for the year ended December 31, 2000 is 7.25%. The amount shown here is a weighted average for all securitizations during the period. The table below summarizes the cash flows received from (paid to) securitization trusts during the year ended December 31, 2000 (in thousands):

Proceeds from new securitizations...........................  $1,035,475
Collections used by the trust to purchase new balances in
  revolving credit card securitizations.....................     393,065
Servicing fees received.....................................       5,132
Cash flows received on interest-only strip receivables......      28,037
Cash flows received upon release from reserve accounts......      28,354

     At December 31, 2000, NextCard's managed credit card loan portfolio of $1,312.3 million was comprised of $528.1 million in reported credit card loans and $784.2 million in off-balance sheet credit card loans. At December 31, 2000, NextCard's 31-plus days credit card loan delinquencies on a reported and managed basis were $30.0 million, or 5.46%, and $51.4 million, or 3.92%, respectively. NextCard's net charge-offs for the year ended December 31, 2000, on a reported and managed basis were $14.2 million, or 2.55% of average reported credit card loans, and $22.4 million, or 2.62%, of average managed loans, respectively.

9. CREDIT FACILITIES AND SECURED BORROWINGS

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

     In connection with the $100.0 million secured borrowing facility with Credit Suisse described above, NextCard paid the bank a fee for services rendered in connection with structuring the revolving credit facility of $2,100,000 consisting of $725,000 in cash and warrants to purchase 562,500 shares of preferred stock. The warrants' estimated fair market value was $1,375,000. These warrants, which were outstanding at December 31, 1999, are immediately exercisable at a price of $0.22 per warrant. This loan structuring fee was capitalized and was being amortized on a straight-line basis over the term of the revolving credit facility. Upon the termination of this facility in May 1999, the then unamortized amount was expensed.

     As of December 31, 2000, NextCard has available four third-party commercial paper conduits provided by Barclays Bank PLC for $450.0 million, ING Barings (U.S.) Capital Markets LLC for $150.0 million, First Union Securities, Inc. for $220.0 million and Chase Securities, Inc. for $150.0 million. NextCard has the ability to fund new receivables during the revolving periods of these conduit arrangements. After the revolving period, NextCard will use principal collections generated by its receivables to pay the principal amount

                        NEXTCARD, INC. AND SUBSIDIARIES
outstanding under these conduits. The revolving period ends in June 2001 for the Barclay's facility, January 2002 for the ING Baring's facility, February 2003 for the First Union facility and August 2001 for the Chase Securities facility. As of December 31, 1999, $300.0 million and $46.0 million was outstanding under the Barclay's facility and the First Union facility. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled. In 2000, these facilities qualified for off-balance sheet sales treatment; as a result, borrowings under these facilities are no longer considered an obligation of NextCard.

     The weighted average rate paid on borrowed funds through these conduit facilities was 6.73% and 7.01% for the years ended December 31, 2000 and 1999 and was based on the rate at which the conduit provider issues commercial paper. Interest is payable monthly. NextCard did not enter into any conduit facilities during 1998.

10. COMMITMENTS AND CONTINGENCIES

Credit

     As of December 31, 2000, NextCard had outstanding credit lines of approximately $4.3 billion committed to its customers. Of the total commitment, approximately $2.9 billion was unused. While this amount represented the total available lines of credit to customers, NextCard has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. NextCard generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

Rental Commitments

     NextCard leases its office space under separate lease agreements and has operating leases for office equipment. The minimum aggregate, non-cancelable payments, by year, under lease obligations with initial or remaining terms of one year or more, some of which contain renewal options based on the then current fair market values, consist of the following at December 31, 2000 (in thousands):

2001........................................................  $ 4,548
2002........................................................    4,996
2003........................................................    5,130
2004........................................................    4,876
Thereafter..................................................    6,530
                                                              -------
                                                              $26,080
                                                              =======

     In connection with certain office lease agreements and other third party agreements, NextCard has executed a total $4.6 million of irrevocable standby letter of credits in favor of each landlord or third parties each of which expires in 2001, but is required to be renewed annually thereafter. These letter of credits can be drawn on by the beneficiaries under certain circumstances if NextCard defaults on the lease or third party agreements. NextCard has pledged $5.9 million of cash and cash equivalents to the issuing bank as collateral for these letter of credits. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,884,000, $1,461,000, and $347,000, respectively.

                        NEXTCARD, INC. AND SUBSIDIARIES

PROCESSING AGREEMENT

     In December 1997, NextCard signed a five-year agreement with a third party for processing of credit card receivables with a renewal option. NextCard's minimum payments under this agreement, by year and in the aggregate, are as follows at December 31, 2000 (in thousands):

2001........................................................   2,500
2002........................................................   3,750
                                                              ------
                                                              $6,250
                                                              ======

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

11. CAPITAL REQUIREMENTS

     NextBank is subject to capital adequacy guidelines adopted by the Office of the Comptroller ("OCC"). Failure to meet these minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NextCard's financial statements. The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Core capital (Tier 1) consists principally of shareholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized." As of December 31, 2000 and 1999, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below (in thousands):

                                       TOTAL                TIER 1                 TIER 1
       DECEMBER 31, 2000         RISK-BASED CAPITAL   RISK-BASED CAPITAL       LEVERAGE RATIO
-------------------------------  ------------------   ------------------   ----------------------
                                  AMOUNT     RATIO     AMOUNT     RATIO        AMOUNT       RATIO
                                 ---------   ------   ---------   ------   --------------   -----
Actual.........................  $187,012    15.73%   $168,948    14.21%      $168,948      21.07%
Minimum capital adequacy.......  $ 95,082     8.00%   $ 47,541     4.00%      $ 32,072       4.00%
Minimum well-capitalized.......  $118,853    10.00%   $ 71,312     6.00%      $ 40,091       5.00%

                        NEXTCARD, INC. AND SUBSIDIARIES

                                       TOTAL                TIER 1                 TIER 1
       DECEMBER 31, 1999         RISK-BASED CAPITAL   RISK-BASED CAPITAL       LEVERAGE RATIO
-------------------------------  ------------------   ------------------   ----------------------
                                  AMOUNT     RATIO     AMOUNT     RATIO        AMOUNT       RATIO
                                 ---------   ------   ---------   ------   --------------   -----
Actual.........................  $ 62,081    13.53%   $ 56,275    12.27%      $ 56,275      14.93%
Minimum capital adequacy.......  $ 36,706     8.00%   $ 18,353     4.00%      $ 15,077       4.00%
Minimum well-capitalized.......  $ 45,882    10.00%   $ 27,529     6.00%      $ 18,846       5.00%

     We believe that NextBank met all capital adequacy requirements to which it is subject as of December 31, 2000 and 1999. No conditions or events since December 31, 2000 have occurred that management believes would change these categorizations. In addition to the above capital ratios, the OCC has required that for the first three years of operation, NextBank maintain a ratio of shareholders' equity plus the allowance for loan losses to total managed assets at no less than 6.5%. As of December 31, 2000 and 1999, NextBank was in compliance with this capital requirement. NextBank is limited in its ability to declare dividends to NextCard in accordance with the national bank dividend provisions.

12. SHAREHOLDERS' EQUITY

     NextCard has two classes of authorized stock: common stock and preferred stock. Each share of outstanding convertible preferred stock automatically converted into a share of common stock immediately upon the consummation of the IPO. A total of 32,625,734 of new common shares were issued upon conversion of the preferred stock.

     Under the amended and restated certificate of incorporation adopted as of May 13, 1999, 12,567,285 shares of convertible preferred stock are authorized for issuance in one or more series. Also, 77,432,715 shares of voting common stock are authorized and 10,000,000 shares of non-voting common stock are authorized.

COMMON STOCK

     On July 15, 1996, the then Chairman, Chief Executive Officer and President of NextCard purchased 4,500,000 shares of newly issued common stock for aggregate consideration of $5,000, 75% of which were issued subject to NextCard's right, but not its obligation, to repurchase at the original issue price. NextCard's repurchase rights lapsed semi-annually over a four-year period. On April 2, 1997, the Chairman and Chief Executive Officer returned 450,000 of such shares to NextCard without consideration. Accordingly, as of December 31, 1999 and 1998, there were 393,750 and 1,237,500, shares subject to repurchase, respectively. On January 15, 2000, NextCard's right to repurchase these shares expired.

     On September 18, 1996, NextCard sold 2,272,500 shares of common stock to three of its employees (two of who have since left NextCard's employment) for aggregate consideration of $10,100. Those shares of common stock were subject to NextCard's right to repurchase at the original issuance price. NextCard's repurchase rights to ten percent of the stock lapsed at the date of sale and the repurchase rights to the remaining shares lapsed semi-annually over a four year period subject to continued employment by NextCard. During 1997, one of the employees returned 180,000 of such shares to NextCard without consideration, and NextCard exercised its right to repurchase 1,247,625 shares from employees who left NextCard. As of December 31, 1999 and 1998, 106,317 and 212,625 shares remained subject to repurchase, respectively. On September 18, 2000, NextCard's right to repurchase these shares expired.

     On December 13, 2000, NextCard repurchased 358,924 of common shares from certain officers of the company. The repurchase totaled $2.7 million and was based on the 15-day average of NextCard's closing stock price prior to the repurchase. The seller's received the purchase price in both cash and a note. The notes payable bear interest at 7.00% and are repayable no later than December 13, 2005, provided that if NextCard achieves certain performance metrics, the payment provisions will be accelerated.

                        NEXTCARD, INC. AND SUBSIDIARIES

     Common stock was reserved for issuances as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Exercise of outstanding stock options.......................  13,804    8,181
Shares of common stock available for grant under the 1997
  Stock Plan................................................     765    4,816
Exercise of outstanding warrants............................   4,569    5,398
1999 Employee Stock Purchase Plan...........................      21       83
                                                              ------   ------
                                                              19,159   18,478
                                                              ======   ======

13. STOCK OPTION PLAN AND WARRANTS

Stock Option Plan

     Under the 1997 Stock Plan, NextCard offers options to purchase shares of its common stock to employees, including officers and directors of, and consultants to, NextCard who are not also employees of NextCard. At December 31, 2000, 1999 and 1998 NextCard had reserved 17,675,000, 14,625,000 and 9,000,000 shares of common stock for issuance under the plan. The plan is administered by the Board of Directors. The plan authorizes the Board of Directors to award a number of forms of stock-based compensation to eligible participants, including incentive and nonqualified stock options which generally vest over a four year period. Restricted stock purchase rights may also be granted under the plan.

     The following summarizes stock option activity and related information during the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                                       WEIGHTED AVERAGE
                                             SHARES   EXERCISE PRICE    EXERCISE PRICE
                                             ------   --------------   ----------------
Outstanding at December 31, 1997...........   2,030   $0.04 - $ 0.06        $ 0.05
  Granted..................................   5,419   $0.06 - $ 0.56        $ 0.16
  Exercised................................     (37)  $0.04 - $ 0.06        $ 0.05
  Forfeited................................    (435)  $0.06 - $ 0.33        $ 0.09
                                             ------   --------------        ------
Outstanding at December 31, 1998...........   6,977   $0.04 - $ 0.56        $ 0.13
  Granted..................................   4,185   $1.67 - $29.38        $14.61
  Exercised................................  (1,591)  $0.04 - $ 1.67        $ 0.08
  Forfeited................................  (1,390)  $0.06 - $29.38        $ 5.39
                                             ------   --------------        ------
Outstanding at December 31, 1999...........   8,181   $0.04 - $29.38        $ 6.66
  Granted..................................   8,975   $5.25 - $36.88        $12.54
  Exercised................................  (1,478)  $0.04 - $ 6.67        $ 0.80
  Forfeited................................  (1,874)  $0.06 - $36.88        $13.65
                                             ------   --------------        ------
Outstanding at December 31, 2000...........  13,804   $0.04 - $36.88        $10.76
                                             ======   ==============        ======
Options exercisable at December 31, 2000...   2,196   $0.04 - $35.44        $ 6.86
                                             ======   ==============        ======
Options exercisable at December 31, 1999...   1,323   $0.04 - $ 1.67        $ 0.18
                                             ======   ==============        ======
Options exercisable at December 31, 1998...     802   $0.04 - $ 0.13        $ 0.05
                                             ======   ==============        ======

                        NEXTCARD, INC. AND SUBSIDIARIES

     Exercise prices for stock options outstanding as of December 31, 2000, and the weighted average remaining contractual life are as follows (in thousands, except per share data):

                                                             WEIGHTED AVERAGE
               EXERCISE PRICES                   OPTIONS        REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
                  PER SHARE                    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------------------------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.04 - $ 1.67                                   3,005         7.5 years            $ 0.20           1,356           $ 0.18
$ 5.25 - $ 9.97                                   5,923         9.4 years            $ 8.34             319           $ 6.67
$10.00 - $19.69                                   2,598         9.3 years            $14.59              37           $15.00
$21.75 - $29.94                                   1,866         8.9 years            $25.19             480           $25.00
$30.13 - $36.88                                     412         9.1 years            $32.83               4           $33.76
                                                 ------                              ------           -----           ------
                                                 13,804                              $10.76           2,196           $ 6.86
                                                 ======                              ======           =====           ======

     The weighted average fair value of options granted in 2000, 1999 and 1998 was $6.22, $6.48 and $3.87, respectively.

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

     The fair value of these awards for the purpose of the alternative fair value disclosures required by SFAS 123 was estimated as of the date of grant using option pricing models. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the options. Because NextCard's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. For purposes of NextCard's pro forma disclosures, the fair value of options granted for the years ended December 31, 2000 and 1999, respectively, were determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield of zero; expected volatility of 50% and 39%; risk-free interest rate of 5.0% and 6.3%; and expected life of five years. The fair value of options granted for the year ended December 31, 1998 was determined using the minimum value method. The following weighted-average assumptions were used: dividend yield of zero; risk-free interest rate of approximately 5%; and expected life of five years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. NextCard's pro forma information follows (in thousands, except per share data):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                        2000         1999         1998
                                                      --------   ------------   --------
Net Loss:
  As reported.......................................  $(81,856)    $(77,195)    $(16,064)
  Pro Forma.........................................  $(94,227)    $(79,047)    $(16,533)
Basic and diluted net loss per common share:
  As reported.......................................  $  (1.56)    $  (2.54)    $  (5.07)
  Pro Forma.........................................  $  (1.79)    $  (2.60)    $  (5.22)

                        NEXTCARD, INC. AND SUBSIDIARIES

DEFERRED STOCK COMPENSATION

     In connection with certain stock option grants to employees during the year ended December 31, 2000, 1999 and 1998, NextCard recorded deferred stock compensation of $2.0, $16.0 million and $7.8 million representing the difference between the exercise price of the options and the deemed fair value of NextCard's common stock on the date such stock options were granted. During the year ended December 31, 2000, certain employee terminations resulted in approximately $7.0 million of this recorded deferred stock compensation to be reversed. Deferred stock compensation is included as a reduction of shareholders' equity and is being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally four years. In the years ended December 31, 2000, 1999 and 1998, NextCard recorded amortization of deferred stock compensation expense of $5.0 million, $10.0 million and $1.8 million, respectively. At December 31, 2000, $2.0 million of deferred stock compensation remained unamortized.

WARRANTS

     NextCard had outstanding the following warrants to purchase its securities (in thousands, except per share data):

                                                                    DECEMBER 31, 2000               DECEMBER 31, 1999
                                                              -----------------------------   -----------------------------
                                                               NUMBER OF                       NUMBER OF
                                                               WARRANTS     EXERCISE PRICE     WARRANTS     EXERCISE PRICE
                   DESCRIPTION OF SERIES                      OUTSTANDING      PER SHARE      OUTSTANDING      PER SHARE
                   ---------------------                      -----------   ---------------   -----------   ---------------
Common Stock................................................     4,569      $0.44 -- $39.20      5,398      $0.22 -- $39.20

     At December 31, 2000 and 1999, all of these warrants were exercisable. Expenses related to the deemed fair value of these warrants for services rendered by third parties were not material. In 1998, NextCard paid a loan structuring fee of $2,100,000, consisting of $725,000 in cash and 562,500 warrants with a deemed fair value of $1,375,000. During 1999, NextCard paid loan structuring fees to a finance company of $2,741,000, consisting of $50,000 in cash and 305,360 warrants with a deemed fair value of $2,691,000. As described further in Note 9, NextCard issued warrants to acquire 4.4 million common shares of NextCard to Amazon.

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

14. DEFINED CONTRIBUTION 401(K) PLAN

     In October 1999, NextCard adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. As of December 31, 2000, NextCard did not match employee contributions.

                        NEXTCARD, INC. AND SUBSIDIARIES

15. INCOME TAXES

     Due to operating losses and the inability to recognize the benefits, there is no tax provision for the years ended December 31, 2000, 1999 and 1998.

     The following is a summary of deferred tax assets and liabilities (in thousands):

                                                         DECEMBER 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Deferred tax assets:
  Net operating loss carryforwards.................  $ 53,306    $ 27,639
  Allowance for loan losses........................    21,642       3,951
  Equipment and leaseholds.........................       813         305
  Other............................................     2,370         901
                                                     --------    --------
          Total deferred tax assets................    78,131      32,796
Valuation allowance................................   (63,474)    (32,796)
                                                     --------    --------
Deferred tax assets, net of valuation allowance....    14,657          --
                                                     --------    --------
Deferred tax liabilities:
  Deferred fee revenue.............................     4,143          --
  Gain on securitization...........................    10,514          --
                                                     --------    --------
          Total deferred tax liabilities...........    14,657          --
                                                     --------    --------
                                                     $     --    $     --
                                                     ========    ========

     At December 31, 2000, NextCard had federal and state net operating loss carryforwards (NOLs) of approximately $140.0 million and $80.0 million, respectively, available to offset future taxable income. The NOLs begin expiring in 2012 for federal purposes and 2004 for state purposes.

     The difference between the income tax benefit at the federal statutory rate and NextCard's effective tax rate is due primary to recognition of a full valuation allowance to offset the deferred tax assets. Realization of NOLs is dependent on future taxable earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the deferred tax assets net of deferred tax liabilities as of December 31, 2000 and 1999 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $30,678,000, $25,953,000 and $5,998,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Utilization of tax carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation could result in expiration of NOLs before full utilization.

16. INTEREST RATE RISK MANAGEMENT INSTRUMENTS

     NextCard has entered into interest rate cap agreements, the effect of which is to establish maximum interest rates on a portion of its managed funding sources. To the extent NextCard has funded fixed rate receivables with variable rate deposits or debt, the interest caps are designed to protect net interest margin. To the extent NextCard has securitized fixed rate receivables using variable rate instruments, the interest rate caps are designed to protect loan servicing income. As of December 31, 2000, NextCard had $750.0 million notional amount of interest rate caps outstanding which mature in years ranging from 2001 through 2002.

                        NEXTCARD, INC. AND SUBSIDIARIES

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     NextCard has estimated the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Financial instruments include both assets and liabilities, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the balance sheets (such as the value of the credit card relationships for originated loans) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. NextCard believes that there is value associated with these assets based on current market conditions, including the purchase and sale of such assets.

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

     All of NextCard's financial instruments approximated fair value as of December 31, 2000. A description of the methods and assumptions used to estimate the fair value of each class of NextCard's financial instruments is as follows:

CASH AND CASH EQUIVALENTS

     The carrying amounts approximate fair value due to the short-term nature of these instruments.

LOANS RECEIVABLE

     The carrying value of NextCard's loan portfolio approximates its fair value. The loan portfolio includes variable-rate loans, with interest rates that approximates current market rates, and fixed-rate loans, which can be repriced frequently at market rates.

     The valuations of loans do not include the value that relates to estimated cash flows from new loans generated from existing customers over the remaining life of the loan receivables or the fair value of established customer relationships. Accordingly, the fair values of loan portfolio does not represent the underlying value of NextCard's accounts.

DUE FROM SECURITIZATIONS

     The fair value of balances included in due from securitzations is determined by discounting the future cash flows from the securitizations using rates currently available to Nextcard from instruments with similar terms and remaining maturities. Such amounts equals the carrying value.

DEPOSITS

     The carrying value for fixed rate certificates of deposit approximated the fair value due to the short-term nature of these deposits (i.e. the majority mature within one year). The fair value is estimated using a discounted cash flow calculation that applies interest rates at an assumed marginal market funding rate.

                        NEXTCARD, INC. AND SUBSIDIARIES

SECURED BORROWINGS

     The fair value of secured borrowings approximates the carrying value of these instruments based upon their short-term nature.

OTHER BORROWINGS

     The fair value of NextCard's long-term borrowings is estimated using a discounted cash flow model and approximates the carrying value due to the short-term nature of these balances. The discount rates used were based on yield-curves appropriate for the remaining maturities of the instruments.

                        NEXTCARD, INC. AND SUBSIDIARIES

18. NEXTCARD, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEET

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
ASSETS:
  Cash and cash equivalents.................................    $ 53,969       $222,983
  Investment in subsidiaries................................     177,547         61,192
  Equipment and leasehold improvements, net.................      11,681          7,040
  Credit card loans receivable..............................      18,691             --
     Less allowance for loan losses.........................      (1,624)            --
                                                                --------       --------
  Net loans.................................................      17,067             --
  Prepaid and other assets..................................       7,026         18,426
                                                                --------       --------
          Total assets......................................    $267,290       $309,641
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable..........................................    $  9,788       $  7,962
  Accrued expenses and other liabilities....................      23,620         11,685
  Other borrowings..........................................       4,117         11,359
                                                                --------       --------
          Total liabilities.................................      37,525         31,006
Shareholders' equity........................................     229,765        278,635
                                                                --------       --------
          Total liabilities and shareholders' equity........    $267,290       $309,641
                                                                ========       ========

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues:
  Interest income...........................................  $  3,331   $  3,564   $    502
  Other income..............................................     1,094        527        697
                                                              --------   --------   --------
          Total revenues....................................     4,425      4,091      1,199
                                                              --------   --------   --------
Expenses:
  Interest expense..........................................     1,841      1,641         62
  Salaries and employee benefits............................    51,699     21,814      6,730
  Marketing, advertising, and branding......................    31,401     24,649      4,324
  Credit card activation and servicing costs................    19,374     11,438      2,328
  General and administration and other......................    28,484      8,322      2,019
  Amortization of deferred compensation.....................     4,972     10,028      1,800
  Less fees received from subsidiaries......................   (87,196)   (15,563)        --
                                                              --------   --------   --------
          Total expenses....................................    50,575     62,329     17,263
                                                              --------   --------   --------
Income before income taxes and equity in net loss of
  subsidiaries..............................................   (46,150)   (58,238)   (16,064)
Equity in net loss of subsidiaries..........................    (6,832)   (18,957)        --
                                                              --------   --------   --------
     Net Loss...............................................  $(52,982)  $(77,195)  $(16,064)
                                                              ========   ========   ========

                        NEXTCARD, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................  $(52,982)  $(77,195)  $(16,064)
Adjustments to net loss to arrive at cash used in operating
  activities:
  Equity in net loss of subsidiaries........................     6,832     18,958         --
  Deprecation and amortization..............................     4,302      1,941        252
  Amortization of deferred acquisition cost.................     5,747         --         --
  Amortization of deferred compensation expense.............     4,972     10,028      1,800
  Change in operating assets and liabilities:
     Increase in accounts payable...........................     1,825      4,596      3,231
     Increase in accrued expenses and other liabilities.....     9,330      9,967        969
     Increase in prepaid and other assets...................     9,606    (15,241)       723
                                                              --------   --------   --------
Net cash used in operating activities.......................   (10,368)   (46,946)    (9,089)
                                                              --------   --------   --------
INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements............    (8,008)    (7,684)    (2,060)
Purchase of loans from subsidiary...........................    (9,693)        --         --
Net loans originations......................................   (12,371)        --         --
Capital contribution to subsidiaries........................  (123,226)   (76,550)    (2,100)
                                                              --------   --------   --------
Net cash used in investing activities.......................  (153,298)   (84,234)    (4,160)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
Proceeds from other borrowings..............................        --     11,689        545
Payments made on other borrowings...........................    (7,242)      (834)       (41)
Proceeds from issuance of preferred stock...................        --         --     50,037
Proceeds from issuance of common stock......................     1,894    280,661          2
Proceeds from settlement of notes receivable................        --         13         --
Proceeds from sale of warrants..............................        --     22,500         --
                                                              --------   --------   --------
Net cash provided by financing activities...................    (5,348)   314,029     50,543
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................  (169,014)   182,849     37,294
Cash and cash equivalents at the beginning of year..........   222,983     40,134      2,840
                                                              --------   --------   --------
Cash and cash equivalents at the end of year................  $ 53,969   $222,983   $ 40,134
                                                              ========   ========   ========

---------------
(1) At December 31, 2000, NextCard had recognized $28,874,000 as income related to certain fees charged to its subsidiary, NextBank, which remained deferred and unamortized on NextBank's balance sheet. Therefore, consolidated net loss of $81,856,000 differed from the Parent Only net loss by these deferred fees, which are eliminated in consolidation.

                        NEXTCARD, INC. AND SUBSIDIARIES

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     NextCard, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of NextCard, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of NextCard, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextCard, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

                                          San Francisco, California
                                          January 23, 2001

                        NEXTCARD, INC. AND SUBSIDIARIES

                           QUARTERLY DATA (UNAUDITED)

            SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                   1999        1999         1999            1999
                                 ---------   --------   -------------   ------------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Interest income................  $    660    $  3,031     $  6,886        $ 11,477
Interest expense...............       647       1,866        3,249           5,142
                                 --------    --------     --------        --------
Net interest income............        13       1,165        3,637           6,335
Provision for loan losses......       995       1,047        3,185           6,845
Non-interest income............       343         613        1,133           2,417
Non-interest expenses..........    10,343      19,421       24,357          26,660
                                 --------    --------     --------        --------
Net loss.......................  $(10,982)   $(18,690)    $(22,772)       $(24,753)
                                 ========    ========     ========        ========
Basic and diluted loss per
  share........................  $  (2.84)   $  (0.74)    $  (0.50)       $  (0.53)
Proforma basic and diluted loss
  per share(1).................  $  (0.30)   $  (0.45)    $  (0.50)       $  (0.53)
SUPPLEMENTAL OPERATING DATA
        Total credit card loan
          receivables
          outstanding..........  $ 96,293    $163,446     $268,014        $416,315
        Total number of open
          credit card accounts
          at period end........        66          85          134             220
        Total revenue: interest
          income and
          non-interest
          income...............  $  1,003    $  3,644     $  8,019          13,894
Net Interest Margin............     0.08%        2.50%        4.49%           5.50%

                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                   2000        2000         2000            2000
                                 ---------   --------   -------------   ------------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Interest income................  $ 15,810    $ 17,194    $   24,529      $   23,846
Interest expense...............     6,645       7,473        11,934          11,105
                                 --------    --------    ----------      ----------
Net interest income............     9,165       9,721        12,595          12,741
Provision for loan losses......     8,600       9,563        16,134          22,843
Non-interest income............    12,849       8,351        23,760          32,351
Non-interest expenses..........    31,111      32,972        40,479          41,687
                                 --------    --------    ----------      ----------
Net loss.......................  $(17,697)   $(24,463)   $  (20,258)     $  (19,438)
                                 ========    ========    ==========      ==========
Basic and diluted loss per
  share........................  $  (0.34)   $  (0.46)   $    (0.38)     $    (0.37)
Proforma basic and diluted loss
  per share(1).................  $  (0.34)   $  (0.46)   $    (0.38)     $    (0.37)
SUPPLEMENTAL OPERATING DATA
        Total credit card loan
          receivables
          outstanding..........  $638,781    $829,678    $1,093,437      $1,312,318
        Total number of open
          credit card accounts
          at period end........       337         443           577             708
        Total revenue: interest
          income and
          non-interest
          income...............  $ 28,659    $ 25,545    $   48,289          56,197
Net Interest Margin............      5.67%       6.29%         6.09%           6.46%

---------------
(1) Pro forma basic and diluted net loss per common share has been computed as described in Note 2 to the Consolidated Financial Statements and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                        NEXTCARD, INC. AND SUBSIDIARIES

                           COMMON STOCK PRICE RANGES

     Since our initial public offering on May 14, 1999, our common stock has been traded on the NASDAQ National Market under the symbol "NXCD." At March 15, 2001, we had approximately 296 shareholders of record.

     The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ National Market:

                                                               HIGH     LOW
                                                              ------   ------
1999
------------------------------------------------------------
Second Quarter (from May 14)................................  $50.00   $22.00
Third Quarter...............................................  $41.50   $19.13
Fourth Quarter..............................................  $53.12   $22.81
2000
------------------------------------------------------------
First Quarter...............................................  $36.88   $14.88
Second Quarter..............................................  $16.94   $ 7.50
Third Quarter...............................................  $11.13   $ 5.25
Fourth Quarter..............................................  $12.38   $ 4.56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors is set forth in the Company's proxy statement for the annual meeting of shareholders to be held on June 6, 2001 which will be filed within 120 days after December 31, 2000 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of regulation S-K, set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

     With the exception of the information incorporated by reference in Items 10 -- 13 above, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                        NEXTCARD, INC. AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are made part of this report:

     1. FINANCIAL STATEMENT SCHEDULES

          All schedules to the consolidated financial statements normally required by form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

     (b) REPORTS ON FORM 8-K:

     None filed.

     (c) EXHIBITS: See Exhibit Index on page 62 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                                          NEXTCARD, INC.
                                          (Registrant)

                                          By:      /s/ JOHN V. HASHMAN
                                            ------------------------------------
                                                      John V. Hashman
                                                  Chief Executive Officer

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

                      SIGNATURE                                       TITLE                       DATE
                      ---------                                       -----                       ----

                 /s/ JEREMY R. LENT                           Chairman of the Board,         March 30, 2001
-----------------------------------------------------         Chief Strategy Officer
                   Jeremy R. Lent

                 /s/ JOHN V. HASHMAN                         Chief Executive Officer         March 30, 2001
-----------------------------------------------------     (Principal Executive Officer)
                   John V. Hashman

                /s/ BRUCE G. RIGIONE                    Chief Executive Officer, Director    March 30, 2001
-----------------------------------------------------        (Principal Financial and
                  Bruce G. Rigione                              Accounting Officer

                   /s/ JEFF BRODY                                    Director                March 30, 2001
-----------------------------------------------------
                     Jeff Brody

                  /s/ JACK ANTONINI                                  Director                March 30, 2001
-----------------------------------------------------
                    Jack Antonini

               /s/ DANIEL R. EITINGTON                               Director                March 30, 2001
-----------------------------------------------------
                 Daniel R. Eitington

                /s/ SAFI U. QURESHEY                                 Director                March 30, 2001
-----------------------------------------------------
                  Safi U. Qureshey

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.1     Amended and Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (No. 333-74755)).
  3.2     Amended and Restated Bylaws (incorporated by reference to
          Exhibit 3.2 to the Company's Registration Statement on Form
          S-1 (No. 333-74755)).
  4.1     Form of Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form
          S-1 (No. 333-74755)).
 10.1     Form of Indemnification Agreement between NextCard and each of its officers and directors (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1 (No. 333-74755)).
 10.2     *Amended and Restated Stock Restriction Agreement dated
          March 1999 between NextCard and Jeremy Lent (incorporated by reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.3     *Stock Purchase and Restriction Agreement dated September
          18, 1996 between NextCard and Timothy Coltrell (incorporated by reference to Exhibit 10.3 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.4     Form of Subscription Agreement for Series A Preferred Stock
          (incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 (No. 333-74755)).
 10.5     Series B Preferred Stock Purchase Agreement dated August 15,
          1997 among NextCard and certain investors (incorporated by reference to Exhibit 10.5 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.6     Office Lease dated September 24, 1997 between NextCard and
          Market & Second, Inc., as amended (See 10.36) (incorporated by reference to Exhibit 10.6 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.7     *1997 Stock Plan and form of Option Agreement under 1997
          Stock Plan (incorporated by reference to Exhibit 10.7 to the
          Company's Registration Statement on Form S-1 (No.
          333-74755)).
 10.8+    Consumer Credit Card Program Agreement dated November 25,
          1997 between NextCard and Heritage Bank of Commerce
          (incorporated by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (No. 333-74755)).
 10.9     Remittance Processing Services Agreement dated December 1,
          1997 between Heritage Bank of Commerce and National
          Processing Company (incorporated by reference to Exhibit
          10.9 to the Company's Registration Statement on Form S-1
          (No. 333-74755)).
 10.10    Professional Services Agreement dated October 14, 1998
          between Heritage Bank of Commerce and Response Data
          Corporation (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No.
          333-74755)).
 10.11    Service Agreement dated December 22, 1997 between NextCard and First Data Resources Inc. (incorporated by reference to
          Exhibit 10.11 to the Company's Registration Statement on
          Form S-1 (No. 333-74755)).
 10.12    Master Services Agreement dated December 23, 1997 between
          NextCard and Exodus Communications, Inc. (incorporated by
          reference to Exhibit 10.12 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.13    License Agreement dated May 1, 1998 between NextCard and
          Binary Compass Enterprises, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on
          Form S-1 (No. 333-74755)).
 10.14    Series C Preferred Stock Purchase Agreement dated May 13,
          1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.14 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.15    Sublease dated May 15, 1998 between NextCard and KAO
          Infosystems Company (incorporated by reference to Exhibit
          10.15 to the Company's Registration Statement on Form S-1
          (No. 333-74755)).
 10.16    Master Lease Agreement dated May 22, 1998 between NextCard and Comdisco, Inc. (incorporated by reference to Exhibit
          10.16 to the Company's Registration Statement on Form S-1
          (No. 333-74755)).
 10.17    Loan and Security Agreement dated June 17, 1998 by and
          between NextCard and Lighthouse Capital Partners II, L.P.
          (incorporated by reference to Exhibit 10.17 to the Company's
          Registration Statement on Form S-1 (No. 333-74755)).
 10.18    Cardholder Rewards Program Agreement dated June 22, 1998
          between NextCard and Intellipost Corporation (subsequently renamed MyPoints.com) (incorporated by reference to Exhibit
          10.18 to the Company's Registration Statement on Form S-1
          (No. 333-74755)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.19    Form of Bottom Dollar Network Membership Agreement
          (incorporated by reference to Exhibit 10.19 to the Company's
          Registration Statement on Form S-1 (No. 333-74755)).
 10.20    Series D Preferred Stock Purchase Agreement dated November
          5, 1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.20 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.21+   Loan Agreement dated December 29, 1998 among NextCard
          Funding Corp. and Credit Suisse First Boston (incorporated by reference to Exhibit 10.21 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.22+   Account Origination Agreement dated December 29, 1998 by and between NextCard and Heritage Bank of Commerce (incorporated by reference to Exhibit 10.22 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.23    *Employment Agreement dated as of January 1, 1999 between
          NextCard and Jeremy R. Lent (incorporated by reference to
          Exhibit 10.23 to the Company's Registration Statement on
          Form S-1 (No. 333-74755)).
 10.24    Subordinated Loan and Security Agreement dated February 9,
          1999 between NextCard and Comdisco, Inc. (incorporated by
          reference to Exhibit 10.24 to the Company's Registration
          Statement on Form S-1 (No. 333-74755)).
 10.25    *Consulting Agreement dated as of January 20, 1999 between
          NextCard and Bruce Rigione (incorporated by reference to
          Exhibit 10.25 to the Company's Registration Statement on
          Form S-1 (No. 333-74755)).
 10.26    Amendment Number One to Subordinated Loan and Security
          Agreement dated as of February 9, 1999 between NextCard,
          Inc., as Borrower, and Comdisco, Inc., as Lender
          (incorporated by reference to Exhibit 10.26 to the Company's
          Registration Statement on Form S-1 (No. 333-74755)).
 10.27    *Employee Stock Purchase Plan (incorporated by reference to
          Exhibit 10.27 to the Company's Registration Statement on
          Form S-1 (No. 333-74755)).
 10.28+   Amended and Restated Pooling and Servicing Agreement, dated as May 21, 1999, among NextCard Funding Corp, as Transferor,
          NextCard, Inc., as Servicer, and The Bank of New York, as
          Trustee (incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10Q for the period ended
          June 30, 1999).
 10.29+   Series 1999-1 Supplement, dated as of May 21, 1999, to the
          Amended and Restated Pooling and Servicing Agreement, among
          NextCard Funding Corp, as Transferor, NextCard, Inc., as
          Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
          Report on Form 10Q for the period ended June 30, 1999).
 10.30+   Series 1999-2 Supplement, dated as of May 21, 1999, to the
          Amended and Restated Pooling and Servicing Agreement, among
          NextCard Funding Corp, as Transferor, NextCard, Inc., as
          Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
          Report on Form 10Q for the period ended June 30, 1999).
 10.31+   Amended and Restated Account Origination Agreement dated May
          21, 1999, among NextCard, NextCard Funding Corp. and
          Heritage Bank of Commerce (incorporated by reference to
          Exhibit 10.4 to the Company's Quarterly Report on Form 10Q
          for the period ended June 30, 1999).
 10.32+   Amendment No. 1, dated July 15, 1999, to Amended and
          Restated Account Origination Agreement, among NextCard,
          NextCard Funding Corp. and Heritage Bank of Commerce
          (incorporated by reference to Exhibit 10.5 to the Company's
          Quarterly Report on Form 10Q for the period ended June 30,
          1999).
 10.33+   Certificate Purchase Agreement, dated May 21, 1999, among
          NextCard Funding Corp., as Transferor, NextCard, Inc. as
          Servicer, Sheffield Receivables Corporation, as Purchaser,
          and Barclays Bank PLC, as Agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
          10Q for the period ended June 30, 1999).
 10.34+   Certificate Purchase Agreement, dated June 16, 1999, among
          NextCard Funding Corp., as Transferor, NextCard, Inc. as
          Servicer, Holland Limited Securitization, Inc., as
          Purchaser, and ING Baring (U.S.) Capital Markets LLC, as
          Agent (incorporated by reference to Exhibit 10.7 to the
          Company's Quarterly Report on Form 10Q for the period ended
          June 30, 1999).
 10.35+   Co-Branded Bankcard Agreement dated as of November 8, 1999 between NextCard, Inc. and Amazon.com LLC (incorporated by reference to Exhibit 10.34 to the Company's Registration
          Statement on Form S-1 (No. 333-91333)).
 10.36    Amendment, dated June 30, 1999, to Office Lease between
          NextCard and Market & Second, Inc. (incorporated by
          reference to Exhibit 10.35 to the Company's Registration
          Statement on Form S-1 (No. 333-91333)).
 10.37+   Amended and Restated Pooling and Servicing Agreement, dated
          May 21, 1999, to the NextCard Master Trust I Series 1999-3,
          between NextBank, N.A., as Transferor and Servicer and the
          Bank of New York, as Trustee on behalf of the series 1999-3
          Certificateholders (incorporated by reference to Exhibit
          10.36 to the Company's Registration Statement on Form S-1
          (No. 333-91333)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.38+   Certificate Purchase Agreement, dated November 10, 1999,
          among NextBank, N.A., as the Transferor and the Servicer,
          Variable Funding Capital Corporation, as the Purchaser, and
          First Union Securities, Inc., as the Administrative Agent
          (incorporated by reference to Exhibit 10.37 to the Company's
          Registration Statement on Form S-1 (No. 333-91333)).
 10.39+   Office Lease dated March 7, 2000 between NextCard and
          Carlyle Airport Technology Trust Agent (incorporated by
          reference to Exhibit 10.39 to the Company's Annual Report on
          Form 10K for the year ended December 31, 1999).
 10.40    Office Lease dated August 7, 2000 between NextCard, Inc. and
          Independence Campus I, LLC
 10.41    Termination Agreement, dated September 1, 2000, between
          NextCard and Daniel Springer.
 10.42    Amendment dated July 2000 to the Employment Agreement dated
          January 1, 1999 between NextCard and Jeremy. R. Lent
          (incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10Q for the period ended September
          30, 2000).
 10.43    Form of Stock Repurchase Agreement.
 21.1     Subsidiaries.
 23.2     Consent of Ernst and Young LLP, Independent Auditors.

---------------
+ Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

* Compensatory plans or arrangements.