Form 10-Q
period 2001-03-31
NEXTCARD INC
filed 2001-05-15
CIK 1081015

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes [X]   No [ ]

As of April 30, 2001 there were 53,210,605 shares of the registrant's Common Stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting.


================================================================================

                         NEXTCARD, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION
   ITEM 1. Financial Statements (Unaudited):
             Condensed Consolidated Balance Sheets.....................................................       1
             Condensed Consolidated Statements of  Operations..........................................       2
             Condensed  Consolidated  Statements  of Changes  in  Shareholders' Equity.................       3
             Condensed Consolidated Statements of Cash Flows...........................................       4
             Notes to Condensed Consolidated Financial Statements......................................       5
   ITEM 2.  Management's  Discussion and Analysis of Financial  Condition and Results of Operations....       8
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..................................      16

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings...........................................................................      17
   Item 2. Changes in Securities and Use of Proceeds...................................................      17
   Item 3. Defaults Upon Senior Securities Holders.....................................................      17
   Item 4. Submission of Matters to a Vote of Security Holders.........................................      17
   Item 5. Other Information...........................................................................      17
   Item 6. Exhibits and Reports on Form 8-K............................................................      17
   Signatures..........................................................................................      18


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   MARCH 31,     DECEMBER 31,
                                                                     2001            2000
                                                                 --------------  ------------
                                                                 (in  thousands, except per
                                                                       share amounts)
ASSETS:
  Cash and cash equivalents....................................  $  194,547       $   151,850
  Cash and cash equivalents, restricted........................      21,190            38,876
  Credit card loans receivable.................................     474,971           528,110
    Less allowance for loan losses.............................     (24,135)          (25,136)
                                                                 ----------       -----------
  Net loans....................................................     450,836           502,974
  Interest receivable..........................................       8,468             7,546
  Equipment and leasehold improvements, net....................      19,028            19,414
  Due from securitizations.....................................     111,437            75,857
  Prepaid and other assets.....................................      40,192            52,070
                                                                 ----------       -----------
    Total assets...............................................  $  845,698       $   848,587
                                                                 ==========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposits.....................................................     488,694           380,248
  Accounts payable.............................................       6,497            10,558
  Accrued expenses and other liabilities.......................      32,519            38,040
  Other borrowings.............................................       3,474             4,117
  Secured borrowings...........................................     130,000           214,734
                                                                 ----------       -----------
    Total liabilities..........................................     661,184           647,697
                                                                 ----------       -----------
Shareholders' equity:
  Convertible  preferred  stock,  par  value  $.001  per  share
    (authorized 12,567 shares, none issued or outstanding).....          --                --
  Common stock, par value $.001 per share
  (authorized: 87,433 shares; issued and outstanding:
    March 31, 2001 - 53,563 shares;  December 31, 2000 - 53,373
    shares) ...................................................          53                53
  Additional paid-in capital...................................     382,504           382,573
  Deferred stock compensation..................................      (1,688)           (2,006)
  Accumulated deficit..........................................    (193,626)         (177,001)
  Treasury stock, at cost (359 shares).........................      (2,729)           (2,729)
                                                                 ----------       -----------
    Total shareholders' equity.................................     184,514           200,890
                                                                 ----------       -----------
    Total liabilities and shareholders' equity.................  $  845,698       $   848,587
                                                                 ==========       ===========







                  See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    ------------------
                                                                    2001          2000
                                                                 ---------     ---------
                                                               (in thousands, except per
                                                                      share data)
                  Interest income:
                    Credit card loans......................      $  13,611     $  13,034
                    Cash and investments...................          2,724         2,776
                                                                 ---------     ---------
                  Total interest income....................         16,335        15,810
                                                                 ---------     ---------
                  Interest expense:
                       Borrowings..........................          2,217         5,901
                       Deposits............................          7,208           744
                                                                 ---------     ---------
                  Total interest expense...................          9,425         6,645
                                                                 ---------     ---------
                  Net interest income......................          6,910         9,165
                  Provision for loan losses................         20,049         8,600
                                                                 ---------     ---------
                    Net interest income (loss) after
                      provision for loan losses............        (13,139)          565
                                                                 ----------    ---------
                  Non-interest income:
                    Securitization and servicing income....         27,348         9,830
                    Interchange fee........................          1,842         1,743
                    Credit card fees and other.............          7,806         1,276
                                                                 ---------     ---------
                  Total non-interest income................         36,996        12,849
                                                                 ---------     ---------
                  Non-interest expenses:
                    Salaries and employee benefits.........         15,883         8,384
                    Marketing, advertising and branding....          4,587        11,235
                    Credit card activation and servicing
                    costs..................................          8,947         4,831
                    Occupancy and equipment................          4,050         1,832
                    Professional fees......................          1,179           977
                    Amortization of loan structuring fee...            761           572
                    Amortization of deferred stock
                    compensation...........................            318         1,178
                    Other..................................          4,757         2,102
                                                                 ---------     ---------
                  Total non-interest expenses..............         40,482        31,111
                                                                 ---------     ---------
                  Net loss.................................      $ (16,625)    $ (17,697)
                                                                 =========     =========
                  Basic and diluted net loss per common share    $   (0.31)    $   (0.34)
                                                                 =========     =========
                  Weighted average common shares used in
                    net loss per common share calculation..         53,134        51,382
                                                                 =========     =========

















                  See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Unaudited)



                                         COMMON STOCK     ADDITIONAL     DEFERRED                                  TOTAL
                                      ----------------     PAID-IN        STOCK       ACCUMULATED   TREASURY    SHAREHOLDERS'
                                      SHARES    AMOUNT     CAPITAL     COMPENSATION     DEFICIT       STOCK        EQUITY
                                      -------   ------    ---------    ------------   -----------   ---------   -------------
                                                                      (in thousands)
BALANCES AT DECEMBER 31, 1999 ..       51,022    $  51    $ 385,732     $ (12,003)    $ (95,145)           --     $ 278,635
Issuance of common stock upon
exercise of stock options and
warrants........................          935        1          718            --            --            --           719
Deferred stock compensation ....           --       --       (2,043)        2,043            --            --            --
Amortization for deferred stock
compensation....................           --       --           --         1,178            --            --         1,178
Net loss .......................           --       --           --            --       (17,697)           --       (17,697)
                                      -------    -----    ---------     ---------     ---------     ---------     ---------
BALANCES AT MARCH 31, 2000 .....       51,957    $  52    $ 384,407     $  (8,782)    $(112,842)      $    --     $ 262,835
                                      =======    =====    =========     =========     =========     =========     =========

BALANCES AT DECEMBER 31, 2000 ..       53,373    $  53    $ 382,573     $  (2,006)    $(177,001)    $  (2,729)    $ 200,890
Issuance of common stock upon
exercise of stock options and
warrants........................          190       --          130            --            --            --           130
Amortization for deferred stock
compensation....................           --       --                        318            --            --           318
Foreign currency translation
adjustment......................           --       --         (199)           --            --            --          (199)
Net loss .......................           --       --           --            --       (16,625)           --       (16,625)
                                      -------    -----    ---------     ---------     ---------     ---------     ---------
BALANCES AT MARCH 31, 2001 .....       53,563    $  53    $ 382,504     $  (1,688)    $(193,626)    $  (2,729)    $ 184,514
                                      =======    =====    =========     =========     =========     =========     =========







                  See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            2001              2000
                                                                         ------------       ----------
                                                                               (in thousands)
   OPERATING ACTIVITIES:
   Net loss.......................................................        $ (16,625)        $ (17,697)
   Adjustments to net loss to arrive at cash used in
   operating activities:
     Provision for loan losses....................................           20,049             8,600
     Deprecation and amortization.................................            1,444             1,695
     Amortization of deferred acquisition costs...................            3,562               528
     Amortization of deferred stock compensation..................              318             1,178
     Securitization gains.........................................          (12,709)           (8,550)
     Change in operating assets and liabilities:
       Restricted cash and cash equivalents.......................           17,686            20,015
       Prepaid and other assets...................................           11,056            (4,678)
       Accounts payable...........................................           (4,061)           (1,329)
       Accrued expenses and other liabilities.....................           (5,550)            2,048
                                                                          ----------        ---------
   Net cash provided by operating activities......................           15,170             1,810
                                                                          ---------         ---------
   INVESTING ACTIVITIES:
   Net loan originations..........................................         (290,950)         (224,953)
   Increase in amounts due from securitizations...................          (38,863)          (63,947)
   Proceeds from securitized loans................................          335,480           333,929
   Purchase of equipment and leasehold improvements...............           (1,334)           (2,420)
                                                                          ---------         ---------
   Net cash provided by investing activities......................            4,333            42,609
                                                                          ---------         ---------
   FINANCING ACTIVITIES:
   Net increase in deposits.......................................          108,446           107,768
   Net change in secured borrowings...............................          (84,734)         (154,000)
   Payments made on other borrowings..............................             (643)           (1,010)
   Proceeds from issuance of common stock.........................              125               718
                                                                          ---------         ---------
   Net cash provided (used) by financing activities...............           23,194           (46,524)
                                                                          ---------         ----------
   Net increase (decrease) in cash and cash equivalents...........           42,697            (2,105)
   Cash and cash equivalents at the beginning of the period.......          151,850           189,178
                                                                          ---------         ---------
   Cash and cash equivalents at the end of the period.............        $ 194,547         $ 187,073
                                                                          =========         =========
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for interest.....................        $   8,496         $   7,150
   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Unearned stock based compensation............................        $      --         $  (2,042)















                  See notes to condensed consolidated financial statements.

        NEXTCARD, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements include NextCard, Inc. and its wholly owned subsidiaries, NextBank, N.A. and NextCard Limited (collectively "the Company"). The Company is an Internet-based provider of consumer credit.

        The unaudited interim condensed consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ------------------
                                                                   2001          2000
                                                                 --------      --------
                                                                (in thousands, except per
                                                                       share data)
        Net loss available to common stockholders..........      $(16,625)     $(17,697)
                                                                 ========      ========
        Basic and diluted:
          Weighted average shares of common stock
            outstanding....................................        53,134        51,542
          Less: Weighted average shares subject to
            repurchase.....................................            --          (160)
                                                                 --------      --------
           Weighted average common shares used in basic and
             diluted net loss per common share calculation.        53,134        51,382
                                                                 --------      --------
        Basic and diluted net loss per common share........      $  (0.31)     $  (0.34)
                                                                 ========      ========

3.      ALLOWANCE FOR LOAN LOSSES

        The activity in the allowance for loan losses is as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ---------------------
                                                                2001          2000
                                                              -------       -------
                                                                  (in thousands)
                  Balance at January 1.................       $25,136       $11,500
                  Provision for loan losses............        20,049         8,600
                  Allowance related to loans
                    securitized/sold...................       (15,996)       (8,983)
                  Charge-offs..........................        (5,778)       (2,027)
                  Recoveries...........................           724            68
                                                              -------       -------
                    Net charge-offs....................        (5,054)       (1,959)
                                                              -------       -------
                  Balance at March 31..................       $24,135       $ 9,158
                                                              =======       =======

4.      ASSET SECURITIZATION AND BORROWINGS

        The Company securitizes all eligible credit card receivables through the NextCard Credit Card Master Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which, in turn, issues notes representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits and capital market investors. At March 31, 2001, the Master Trust had $1.4 billion of principal balances outstanding. The Master Trust has five series of investor notes outstanding, four of which qualify for sales treatment under Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At March 31, 2001, $1.1 billion of qualifying receivables related to these series' transfers were treated as sales.

        The Company has one third-party commercial paper-based conduit facility which does not quality for sales treatment under SFAS No. 125. This facility's maximum capacity is $150.0 million of which $130.0 million was utilized at March 31, 2001. This facility bears interest at commercial paper rates plus a spread.

        On May 8, 2001, the Company completed its second private placement term securitization transaction in the amount of $700.0 million.

5.      RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments though earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

        In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125"("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements were required for financials statements for fiscal years ending after December 15, 2000. The Company has adopted and will adopt SFAS No. 140 on the required effective dates. Implementation of SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

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

        FORWARD-LOOKING INFORMATION

        This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include the following: the Company's limited operating history which makes evaluation of the Company's business and prospects difficult; the Company has a history of losses and it anticipate future losses; the Company's limited operating history makes the Company's financial forecasting difficult; the Company's unseasoned credit card portfolio makes the Company's predictions of delinquency and loss levels difficult; the Company may be unable to retain its customers when it increases their introductory rates; the Company may encounter difficulties due to the Company's untested customer base; the Company may be unable to satisfactorily fund its working capital requirements or the Company's loan portfolio; the Company may be adversely affected if it fails to attract and retain key personnel; the Company may be unable to effectively manage the rapid growth in its operations; the Company's business could be harmed by intense and increasing competition in financial services; the Company's operating results are subject to interest rate fluctuations; and the Company may be unable to undertake additional activities due to governmental regulations or it may face increased governmental regulation and legal uncertainties. These and other risks and uncertainties are described in detail in the Company's 2000 Annual Report on Form 10-K under the heading "Risks Related to Our Business," and in other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

        EARNINGS SUMMARY

        Net loss of $16.6 million, or $0.31 per share, for the first quarter of 2001, compares to net loss of $17.7 million, or $0.34 per share, for the first quarter of 2000. As of March 31, 2001, managed loans, which includes reported and securitized loans, were $1.6 billion, an increase of $282.3 million, or 21.5%, over the balance at December 31, 2000. Average managed credit card loans for the first quarter increased to $1.5 billion from $530.0 million for the first quarter of 2000, and total customer accounts more than doubled for the same period, from 337,000 to 881,000. These large increases in balances and accounts are the result of the continued success of the Company's marketing and account management strategies and the increased acceptance of credit card usage over the Internet.

        The Company's managed net interest margin increased to 5.94% for the first quarter of 2001 compared to 5.89% for the same quarter in 2000. The managed net credit loss rate for the first quarter of 2001 increased to 3.99% from 1.93% for the same quarter in 2000 and is up from 3.10% for the fourth quarter of 2000. Consistent with the Company's expectation, the 30+ delinquency rate at March 31, 2001 increased to 4.75% from 3.92% for the fourth quarter of 2000 and 1.82% for the first quarter of 2000. Based on the natural seasoning and aging of the portfolio, the increase in bankruptcy filings and the general uncertainty regarding the economic environment, the Company expects that credit loss and delinquency rates will continue to increase in the second quarter of 2001. Risk-adjusted margin for the first quarter of 2001 was 8.03%, compared to 9.40% in the fourth quarter of 2000 and 6.84% in the first quarter of 2000. The provision for loan losses increased $11.5 million, or 133%, in the first quarter 2001 compared to the same quarter of 2000. At March 31, 2001, the allowance for loan losses represented 5.08% of reported loans compared to 2.84% in the same quarter of 2000. Managed non-interest income of $33.1 million was $21.2 million, or 178%, higher than managed non-interest income in the first quarter of 2000, reflecting the increase in credit card fee and interchange income on a larger average loan portfolio.

        Non-interest expenses increased to $40.5 million in the first quarter of 2001, up from $31.1 million in the first quarter of 2000. Increases in both salaries and benefits expense of $7.5 million, or 89.4%, and credit card activation and servicing costs of $4.1 million, or 85.2%, reflects the increase in the cost of operations to manage the growth in customers, products and portfolio.

        SECURITIZATION AND FINANCIAL STATEMENT IMPACT

        The Company securitizes all of its eligible Company issued credit card receivables through the NextCard Credit Card Master Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust to third party commercial paper conduits and capital market investors. At March 31, 2001, the Master Trust had $1.4 billion of principal balances outstanding. To date, the Company has issued five series of investor notes, four of which qualified for sales treatment under the requirements of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). At March 31, 2001, $1.1 billion of qualifying receivables related to these series' transfers were treated as sales.

        When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitized receivables are not reflected in the consolidated balance sheets. The subordinated retained ownership interests are included in "Due from Securitizations" in the consolidated balance sheets which also includes amounts deposited in accounts held by the trust for the benefit of the trust's security holders, servicing fee receivables and interest-only strip receivables.

        Investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans; however, certain of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        Under Statement No. 125, gains are recognized at the time of each sale and are recorded in "Securitization and Servicing Income." These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests, which are based on the estimated present value of the cash flows the Company expects to receive over the estimated life of the receivables. These expected cash flows are dependent upon a number of estimates including expected finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates and credit losses.

        The Company services the accounts underlying the securitized receivables and earns a monthly fee. The finance charges and fees generated by the securitized receivables in excess of the interest paid to investors, related credit losses, servicing fees and other transaction expenses are referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest only strip receivable (which is recorded at present value), as securitization income.

        The securitization income recorded by the Company and the measurement of our retained interests are dependent upon management's estimates of future cash flows. The cash flows are discounted based on the timing of when we expect to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Finance charges and fees received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements.

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

        The Company allocates resources on a managed basis and financial information provided to management reflects our results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the financial information reported in the consolidated financial statements. This adjustment reclassifies securitization and servicing income into interest income, interchange, other fees, interest paid to investors, credit losses and other trust expenses. The managed results also include the impact of sales treatment accorded to certain securitization transactions.



                                               THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                                 MARCH 31, 2001                                     MARCH 31, 2000
                              -----------------------------------------------       -----------------------------------------------
                                 TOTAL         SECURITIZATION        TOTAL             TOTAL        SECURITIZATION         TOTAL
                                MANAGED         ADJUSTMENTS          OWNED            MANAGED         ADJUSTMENTS          OWNED
                              -----------      --------------     -----------       -----------     --------------      -----------
                                                                 (in thousands)
Interest income .........     $    48,570       $   (32,235)      $    16,335       $    19,093       $    (3,283)      $    15,810
Interest expense ........          24,073           (14,648)            9,425             8,343            (1,698)            6,645
                              -----------       -----------       -----------       -----------       -----------       -----------
Net interest income .....          24,497           (17,587)            6,910            10,750            (1,585)            9,165
Provision for loan losses          31,260           (11,211)           20,049             9,195              (595)            8,600
                              -----------       -----------       -----------       -----------       -----------       -----------

Net interest income
after Provision for loan
losses ..................          (6,763)           (6,376)          (13,139)            1,555              (990)              565

Non-interest income .....          33,130             3,866            36,996            11,926               923            12,849
Non-interest expense ....          42,992            (2,510)           40,482            31,178               (67)           31,111
                              -----------       -----------       -----------       -----------       -----------       -----------
Net income ..............     $   (16,625)         $     --       $   (16,625)      $   (17,697)         $     --       $   (17,697)
                              ===========       ===========       ===========       ===========       ===========       ===========
Ending loans outstanding      $ 1,594,659       $ 1,119,688       $   474,971       $   638,781       $   334,361       $   304,420
                              ===========       ===========       ===========       ===========       ===========       ===========


        MANAGED LOAN PORTFOLIO

        The Company's managed loan portfolio is comprised of all credit card loan receivables generated under the NextCard Visa, including all securitized loans. The following table summarizes the Company's managed loan portfolio:

                                                      MARCH 31,
                                          --------------------------------
                                             2001                    2000
                                          ----------            -----------
                                                    (in thousands)
PERIOD-END BALANCES
  Credit card loans:
  On-balance sheet ...........            $  474,971            $  304,420
  Securitized loans ..........             1,119,688               334,361
                                          ----------            ----------
  Total managed loan portfolio            $1,594,659            $  638,781
                                          ==========            ==========
AVERAGE BALANCES
  Credit card loans:
  On-balance sheet ...........            $  498,020            $  446,437
  Securitized loans ..........               976,481                83,590
                                          ----------            ----------
  Total managed loan portfolio            $1,474,501            $  530,027
                                          ==========            ==========

        RISK-ADJUSTED REVENUE AND MARGIN

        The Company's products are designed with the objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk-adjusted revenue and risk-adjusted margin of the managed portfolio. Risk-adjusted revenue is defined as credit card loan receivables interest, fee and interchange income less interest expense and net charge-offs. Risk-adjusted margin measures risk-adjusted revenue as a percentage of average managed credit card loan receivables. It considers not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products. The Company, through its Profile Based Pricing system, continuously tests pricing points and segments in order to offer the right price for the right customer. The terms of each card product are actively managed in an effort to maximize return at the customer level, reflecting the risk and expected performance of the account. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the customer's performance. Industry competitors have continuously solicited our customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on our pricing strategies. The following table provides operating data for the managed credit card loan portfolio:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                          (in thousands)
     MANAGED STATEMENT OF OPERATIONS:                   2001         2000
                                                     ---------    ---------
     Credit card loan receivable interest income...  $  45,853    $  16,300
     Credit card fee income........................     21,920        3,655
     Interest expense..............................    (24,073)      (8,343)
     Net charge-offs...............................    (14,709)      (2,554)
                                                     ---------    ---------
       Risk adjusted revenue.......................  $  28,991    $   9,058
                                                     =========    =========
     RATIOS:(1)
     Credit card loan yield........................      12.61%       12.30%
     Credit card fee income........................       6.03%        2.76%
     Interest expense..............................      (6.62)%      (6.29)%
     Net charge-offs...............................      (3.99)%      (1.93)%
                                                     ---------    ---------
       Risk-adjusted margin........................       8.03%        6.84%
                                                     =========    =========

        ----------
        (1) As a percentage of average managed credit card loans

        NET INTEREST INCOME

        Net interest income consists of interest earned on the Company's credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

        Reported net interest income for the first quarter of 2001, was $6.9 million down from $9.2 million for the same quarter in 2000. The annualized reported net interest margin for the first quarter of 2001 was 4.38% compared with 5.68% for the first quarter of 2000. These decreases were primarily due to a $5.2 million decrease in average reported interest-earning assets and a $158.8 million increase in average reported interest-bearing liabilities, over the comparable period in 2000. These changes resulted from the Company's increasing off-balance sheet securitization activities and increased reliance on deposits and borrowings with a corresponding decrease in capital to fund the loan portfolio. The net interest spread for the first quarter of 2001 was 3.49% compared with 3.13% for the first quarter of 2000. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the Company's loan portfolio seasons; however, there can be no assurances that such spread will improve.

        Managed net interest income for the first quarter of 2001 was $24.5 million, or 5.94%, compared to $20.4 million, or 5.83% for the fourth quarter of 2000 and $10.8 million, or 5.89% for the first quarter of 2000. The Company believes that the managed net-interest margin would have improved more in the first quarter of 2001 if it were not for the fact that, given the nature of the Company's asset mix and funding strategies, portfolio yields came down faster than funding costs in the short-term, during the rapidly declining rate environment. Since the majority of the Company's credit card loan portfolio is indexed to variable interest rates that reset immediately with changes in the prime rate and the deposit portfolio reprices relatively slowly, over six to nine months, a short-term mismatch between loan and deposit repricing occurs. This mismatch will correct as rates stabilize, and is not material over the longer term.

        The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three-month periods ended March 31, 2001 and 2000.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                                          THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                            MARCH 31, 2001                              MARCH 31, 2000
                                                 ----------------------------------------     ---------------------------------
                                                   AVERAGE          INCOME/       YIELD/       AVERAGE       INCOME/     YIELD/
                                                   BALANCE          EXPENSE        RATE        BALANCE       EXPENSE      RATE
                                                 -----------      -----------    ------       ---------    -----------   ------
                                                                                  (in thousands)
OWNED BASIS:
ASSETS:
Interest-earning assets
   Credit card loans ........................    $   498,020      $    13,611     11.08%      $ 446,437    $    13,034    11.68%
   Interest-earning cash ....................        142,889            2,724      7.73%        199,636          2,776     5.56%
                                                 -----------      -----------     -----       ---------    -----------    -----
Total interest-earning assets ...............        640,909           16,335     10.34%        646,073         15,810     9.79%
Allowance for loan losses ...................        (25,817)                                   (12,367)
Other assets ................................        176,145                                     55,921
                                                 -----------                                    -------
Total assets ................................    $   791,237                                  $ 689,627
                                                 ===========                                  =========
LIABILITIES AND EQUITY
Interest-bearing
liabilities
   Borrowings ...............................    $   126,376            2,217      7.11%      $ 350,850          5,901     6.73%
   Deposits .................................        431,816            7,208      6.77%         48,543            744     6.13%
                                                 -----------      -----------     -----       ---------    -----------    -----
Total interest-bearing liabilities ..........        558,192            9,425      6.85%        399,393          6,645     6.66%
Other liabilities ...........................         39,744                                     22,436
                                                 -----------                                    -------
Total liabilities ...........................        597,936                                    421,829
Equity ......................................        193,301                                    267,798
                                                 ===========                                  =========
Total liabilities and equity ................    $   791,237                                $   689,627
                                                 ===========                                  =========
NET INTEREST SPREAD .........................                                      3.49%                                   3.13%
                                                                                  =====                                   =====
Interest income to average
   interest-earning assets ..................                                     10.34%                                   9.79%
Interest expense to average
   interest-earning assets ..................                                      5.96%                                   4.11%
                                                                                  -----                                   -----
NET INTEREST MARGIN .........................                                      4.38%                                   5.68%
                                                                                  =====                                   =====

MANAGED BASIS:
Credit card loans ...........................    $ 1,474,501      $    45,853     12.61%      $ 530,027    $    16,300    12.30%
Total interest-earning
assets ......................................      1,671,070           48,570     11.79%        729,663         19,093    10.47%
Total interest-bearing
  liabilities ...............................      1,485,374           24,073      6.57%        474,393          8,343     7.03%

Net interest rate spread ....................             --               --      5.22%             --             --     3.43%
Net interest margin .........................             --           24,497      5.94%             --         10,750     5.89%

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

                                                 THREE MONTHS ENDED
                                               MARCH 31, 2001 VS 2000
                                           -----------------------------
                                                  (in thousands)
                                                        CHANGE DUE TO (1)
                                                     ---------------------
                                         INCREASE     VOLUME    YIELD/RATE
                                         --------    --------   -----------
        Interest Income
           Credit card loans ........    $   577     $ 1,031     $  (454)
           Interest-earning cash ....        (52)        140        (192)
                                         -------     -------     -------

        Total interest income........        525       1,171        (646)
                                         -------     -------     -------
        Interest-Expense:
           Borrowings ...............     (3,684)     (4,046)        362
           Deposits .................      6,464       6,380          84
                                         -------     -------     -------
        Total interest expense.......      2,780       2,334         446
                                         -------     -------     -------
        Net interest income .........    $(2,255)    $(1,163)    $(1,092)
                                         =======     =======     =======

       (1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

        NON-INTEREST INCOME

        Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for the first quarter of 2001 was $9.6 million compared with $3.0 million for the first quarter of 2000. The significant increase in credit card fee income in 2001 was attributable to the increase in the credit card loan portfolio, an increase in cardholder purchase volume, the introduction of fee-based products and the new domicile of NextBank's charter. In mid-2000, the Company began marketing fee-based products, beginning with Credit Guard, its credit protection product. In the second quarter of 2000, the Company moved the NextBank charter and brought the credit card fees it charges its customers more in line with the rest of the industry. Interchange and other credit card fees may be expected to continue to increase in the future as the credit card portfolio grows.

        As discussed more fully above in "Securitization and Financial Statement Impact," interchange and other credit card fees associated with loans which have been sold are no longer reported as "Interchange and credit card fees" but instead are now reported as part of "Securitization Income." In addition, interest income generated by these securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses are also reported as part of "Securitization Income." Average securitized loans outstanding for the first quarter of 2001 was $976.5 million which was an increase of $892.9 million over the same quarter in 2000. Securitization income in the first quarter of 2001 totaled $27.3 million and includes a gain on sale of $11.2 million from securitization activities related to the sale of $335.5 million of credit card loan receivables. Securitization income in the first quarter of 2000 was $9.8 million and included a gain of $8.5 million on the sale of $333.9 million of credit card loan receivables.

        NON-INTEREST EXPENSE

        Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, professional fees, marketing and credit card activation and servicing costs. Credit card activation costs include printing, postage, loan processing and credit bureau costs paid to third parties in connection with account origination. The Company also incurs advertising costs to promote the NextCard Visa on the Internet. Some of these Internet advertising costs are paid only if a customer is approved for a NextCard Visa. In accordance with generally accepted accounting principles, the Company capitalizes only the direct loan origination costs associated with successful account acquisition efforts. Capitalized loan origination costs are amortized over one year as an adjustment to credit card loan interest income.

        Total non-interest expense for the first quarter of 2001, increased $9.4 million over the comparable quarter in 2000, primarily due to higher employee compensation, occupancy and equipment charges and credit card activation and servicing costs, offset by a decrease in marketing and branding expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions, including employees recently hired in the Company's new Phoenix, Arizona customer service center. The number of employees at March 31, 2001 was 925, compared with 365 at March 31, 2000. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances as well as higher reserves set aside in anticipation of funding customer reward point redemptions. The decrease in marketing and branding expense is primarily attributable to the Company's increased marketing efficiencies resulting from the continued success of the Company's Internet Database, ("IDM") system and its ability to continuously test and optimize its online marketing campaigns. This allows the Company to effectively target the right customer at the right place with the right price. In addition, as one of the largest advertisers on the Internet, the Company has more negotiating power, particularly as online advertising rates have continued to soften.

        Other non-interest expense of $4.8 million for the first quarter of 2001, primarily includes fraud losses on credit card loan receivables, amortization of intangible assets, insurance premiums, fees and assessments, postage and delivery and stationary and supplies. The $2.7 million increase in other expenses in 2001 over the comparable quarter in 2000, is primarily due to increased losses, which is expected with the increase in the credit card loan portfolio and general growth in the business and the building of an infrastructure to support this growth.

        ASSET QUALITY

        The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria utilized by the Company to approve customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At March 31, 2001, the majority of the loan portfolio was less than twelve months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

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

                                     MARCH 31, 2001            MARCH 31, 2000
                                ------------------------  -------------------
                                    LOANS     % OF TOTAL      LOANS     % OF TOTAL
                                -----------  ------------ -----------  -----------
                                                  (in thousands)
       Managed loan portfolio     $1,594,659    100.00%     $638,781      100.00%
       Loans delinquent:
         31 - 60 days........       23,084        1.45%        4,624        0.72%
         61 - 90 days........       17,481        1.10%        3,236        0.51%
         91 or more..........       35,127        2.20%        3,805        0.59%
                                  ========      ======      ========      ======
       Total.................     $ 75,692        4.75%     $ 11,665        1.82%
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

        For the first quarter of 2001, the Company's managed net charge-off ratio was 3.99% compared to 1.93% for the first quarter for 2000. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next few quarters as the portfolio ages and becomes more seasoned. Also, the Company experienced an increase in bankruptcy filings late in the first quarter of 2001. The Company believes that this increase, which should plateau, occurred in anticipation of the upcoming changes in bankruptcy legislation.

        The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           -------------------------
                                                   (in thousands)
                                                2001          2000
                                           -------------   ---------
        ON-BALANCE SHEET:
        Average loans outstanding ......    $  498,020     $  446,437
        Net charge-offs ................         5,054          1,959
        Net  charge-offs as a percentage
        of average loans outstanding ...          4.06%          1.76%
        MANAGED:
        Average loans outstanding ......    $1,474,501     $  530,027
        Net charge-offs ................        14,709          2,554
        Net charge-offs as a percentage
        of average loans outstanding ...          3.99%          1.93%

        PROVISION AND ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is maintained for on-balance sheet loans. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio.

        The provision for loan losses increased $11.5 million, or 133%, in the first quarter 2001 compared to the same quarter of 2000. At March 31, 2001, the allowance for loan losses represented 5.08% of reported loans compared, to 2.84% in the same quarter of 2000. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season. The following table presents the change in the Company's allowance for loan losses for the periods presented:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        ------------------
                                                          (in thousands)
                                                          2001       2000
                                                        -------    -------
           Balance at January 1..................       $25,136    $11,500
           Provision for loan losses.............       20,049       8,600
           Allowance related to loans
           securitized/sold......................      (15,996)     (8,983)
           Charge-offs...........................       (5,778)     (2,027)
           Recoveries............................          724          68
                                                        ------     -------
             Net charge-offs.....................       (5,054)     (1,959)
                                                        ------     -------
           Balance at March 31...................       $24,135    $ 9,158
                                                        =======    =======
           As a percentage of reported loans.....        5.08%       2.84%
                                                        =======    =======

        LIQUIDITY, FUNDING AND CAPITAL RESOURCES

        The Company finances the growth of its credit card loan portfolio through cash flow from operations, secured bank loans, subsidiary bank deposits, asset securitization and equity issuance.

        Through March 31, 2001 and 2000, the Company had received cumulative net proceeds of approximately $745.0 million and $492.0 million, respectively, from sales of credit card loans to third-party commercial conduits. Cash generated from these transactions were used exclusively to fund credit card loan portfolio growth. To date, the Company has utilized four third-party paper conduits provided by Barclays Bank PLC for $450.0 million, ING Barings (U.S.) Capital Markets LLC for $150.0 million, Chase Securities, Inc. for $150.0 million and Deutche Bank AG for $200.0 million. The Company will have the ability to fund new receivables during the revolving period of these conduits. After the revolving period, principal collections generated by the securitized receivables will be used to pay the principal amount outstanding under these conduits. The revolving period ends in June 2001 for the Barclay's facility, January 2002 for the ING Baring's facility, August 2001 for the Chase facility and February 2003 for the Deutche facility. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding.

        The Company has begun to access the term securitization market, which is evidence of its success in diversifying its funding sources to include fixed income securities along with conduit relationships and bank deposits. In December 2000, the Company completed its first private placement term securitization transaction in the amount of $500.0 million. On May 8, 2001, the Company completed its second private placement term securitization transaction in the amount of $700.0 million. The expected principal payment dates for these deals are December 15, 2003 and April 15, 2004, respectively, and the final maturity dates for these deals are December 15, 2006 and April 16, 2007, respectively.

        The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources, and in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit the Company's ability to grow.

        Beginning in the last quarter of 1999, NextBank, N.A. began issuing jumbo certificates of deposit ("CDs"). These CDs are generally issued to institutional and retail customers in increments of $100,000. As of March 31, 2001, $488.7 million of CDs were outstanding with maturities as follows:

                                                                  (in thousands)
        Three months or less ...............................        $148,057
        Over three months through twelve months ............         298,056
        Over one year through five years ...................          42,581
                                                                    --------
        Total Deposits .....................................        $488,694
                                                                    ========

        As the portfolio of credit card loans grows, or as the securitization facilities amortize, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations and asset securitization programs, together with the secured bank borrowings, subsidiary bank deposit program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

        Total cash and cash equivalents at March 31, 2001 was $215.7 million an increase of $25.0 million from December 31, 2000.

        CAPITAL ADEQUACY

        The Company's banking subsidiary, NextBank, N.A., is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the "OCC"). The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of stockholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized". As of March 31, 2001, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                                         ACTUAL    TO BE "WELL
         CAPITAL RATIO                                    RATIO   CAPITALIZED"
        ------------------                               -------  -------------
        Tier 1 Capital ...........................        11.3%       6.0%
        Total Capital ............................        12.6%      10.0%
        Tier 1 Leverage ..........................        21.6%       5.0%

                In addition to the above capital ratios, the OCC has required that for the first three years of operations, NextBank maintain a ratio of shareholders' equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of March 31, 2001 NextBank was in compliance with this capital requirement. NextBank is limited in its ability to declare dividends to NextCard in accordance with the national bank dividend provisions.

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

        The majority of the Company's revenues are generated by the interest rates it charges on outstanding receivable balances in the form of finance charges. The Company's receivables generally yield either a variable interest rate indexed to the prime rate, or a fixed interest rate, set independently of market interest rates. Accordingly, fluctuations in interest rates will affect the Company's revenues. At the same time, the Company's borrowing costs under the Company's commercial paper conduit facilities and term securitization transactions are generally indexed to variable commercial paper rates or the London Interbank Offered Rate ("LIBOR"), and may also fluctuate based on general interest rate fluctuations. A rise in the Company's borrowing costs may not be met by a corresponding increase in revenues generated by finance charges. Likewise, a decrease in revenues generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially adversely affect the Company's results of operations and financial condition.

        To manage the Company's direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of the balance sheet to minimize the impact changes in interest rates have on the fair value of assets, liabilities, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on the Company primarily by matching assets and liability repricings and secondarily by entering into interest rate caps. For instance, a significant portion of the Company's outstanding loan receivable balances yield a variable annual percentage rate indexed to the prime rate. These loans provide a natural hedge against our variable rate conduit facilities.

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

        (a)     Exhibits: None

        (b)     Reports on Form 8-K: None

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEXTCARD, INC.
                                                (Registrant)

        Date: May 15, 2001                      /s/ BRUCE G. RIGIONE
                                                --------------------
                                                  Bruce G. Rigione
                                                Senior  Vice   President  and
                                                Chief Financial Officer