Form 10-Q
period 2001-06-30
NEXTCARD INC
filed 2001-08-14
CIK 1081015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _________.

                                     0-26019

                            (COMMISSION FILE NUMBER)

                                 --------------

                                 NEXTCARD, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                                 --------------

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

                                 --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

        As of July 31, 2001 there were 53,389,504 shares of the registrant's Common Stock, par value $.001 per share, outstanding, of which 449,733 were nonvoting.

================================================================================

                         NEXTCARD, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I     FINANCIAL INFORMATION
           ITEM 1.  Financial Statements (Unaudited):
                          Condensed Consolidated Balance Sheets ..................................       1
                          Condensed Consolidated Statements of Operations ........................       2
                          Condensed Consolidated Statements of Changes in Shareholders' Equity ...       3
                          Condensed Consolidated Statements of Cash Flows ........................       4
                          Notes to Condensed Consolidated Financial Statements ...................       5
           ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                       Operations  ...............................................................       8
           ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ...................      20


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings ............................................................      21
           Item 2.  Changes in Securities ........................................................      21
           Item 3.  Defaults Upon Senior Securities Holders ......................................      21
           Item 4.  Submission of Matters to a Vote of Security Holders ..........................      21
           Item 5.  Other Information ............................................................      21
           Item 6.  Exhibits and Reports on Form 8-K .............................................      21
           Signatures ............................................................................      22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (Unaudited)

                                                                       JUNE 30,          DECEMBER 31,
                                                                         2001                2000
                                                                       ---------         ------------
ASSETS:
  Cash and cash equivalents .......................................    $ 174,853           $ 151,850
  Cash and cash equivalents, restricted ...........................       23,544              38,876
  Loans held for securitization ...................................       70,000                  --
  Credit card loans receivable ....................................      509,525             528,110
    Less allowance for loan losses ................................      (31,074)            (25,136)
                                                                       ---------           ---------
  Net loans .......................................................      478,451             502,974
  Interest receivable .............................................        8,561               7,546
  Equipment and leasehold improvements, net .......................       22,848              19,414
  Due from securitizations ........................................       69,835              75,857
  Prepaid and other assets ........................................       50,331              52,070
                                                                       ---------           ---------
    Total assets ..................................................    $ 898,423           $ 848,587
                                                                       =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposits ........................................................      494,622             380,248
  Accounts payable ................................................        7,792              10,558
  Accrued expenses and other liabilities ..........................       39,099              38,040
  Other borrowings ................................................        2,811               4,117
  Secured borrowings ..............................................      183,000             214,734
                                                                       ---------           ---------
    Total liabilities .............................................      727,324             647,697
                                                                       ---------           ---------

Shareholders' equity:
  Common stock, par value $.001 per share
  (authorized: 87,433 shares; issued and outstanding:
    June 30, 2001 - 53,610 shares; December 31,
    2000 - 53,373 shares) .........................................           53                  53
  Additional paid-in capital ......................................      383,136             382,573
  Deferred stock compensation .....................................       (1,370)             (2,006)
  Accumulated deficit .............................................     (207,991)           (177,001)
  Treasury stock, at cost (359 shares) ............................       (2,729)             (2,729)
                                                                       ---------           ---------
    Total shareholders' equity ....................................      171,099             200,890
                                                                       ---------           ---------
    Total liabilities and shareholders' equity ....................    $ 898,423           $ 848,587
                                                                       =========           =========



            See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                   -------------------------         -------------------------
                                                     2001             2000             2001             2000
                                                   --------         --------         --------         --------
Interest income:
  Credit card loans ............................   $ 14,685         $ 13,669         $ 28,296         $ 26,703
  Cash, cash equivalents and other .............        570            3,525            3,294            6,301
                                                   --------         --------         --------         --------
Total interest income ..........................     15,255           17,194           31,590           33,004
                                                   --------         --------         --------         --------
Interest expense:
     Borrowings ................................      1,086            4,662            3,303           10,562
     Deposits ..................................      7,011            2,811           14,219            3,555
                                                   --------         --------         --------         --------
Total interest expense .........................      8,097            7,473           17,522           14,117
                                                   --------         --------         --------         --------
Net interest income ............................      7,158            9,721           14,068           18,887
Provision for loan losses ......................     18,509            9,563           38,558           18,163
                                                   --------         --------         --------         --------
  Net interest income (loss) after
    provision for loan losses ..................    (11,351)             158          (24,490)             724
                                                   --------         --------         --------         --------
Non-interest income:
  Securitization and servicing income ..........     26,508            4,911           53,856           14,740
  Credit card fees and other ...................      7,970            1,722           15,775            3,461
  Interchange fee ..............................      2,043            1,718            3,886            2,999
                                                   --------         --------         --------         --------
Total non-interest income ......................     36,521            8,351           73,517           21,200
                                                   --------         --------         --------         --------
Non-interest expenses:
  Salaries and employee benefits ...............     15,020           12,758           30,903           21,142
  Marketing, advertising and branding ..........      4,093            7,086            8,680           18,321
  Credit card activation and servicing costs....      8,422            4,226           17,369            9,057
  Occupancy and equipment ......................      3,987            2,492            8,037            4,324
  Professional fees ............................        886            1,340            2,065            2,316
  Amortization of loan structuring fee .........        653              598            1,414            1,170
  Amortization of deferred stock compensation ..        318            1,255              636            2,433
  Other ........................................      6,156            3,217           10,913            5,321
                                                   --------         --------         --------         --------
Total non-interest expenses ....................     39,535           32,972           80,017           64,084
                                                   --------         --------         --------         --------
Net loss .......................................   $(14,365)        $(24,463)        $(30,990)        $(42,160)
                                                   ========         ========         ========         ========

Basic and diluted net loss per common share ....   $  (0.27)        $  (0.46)        $  (0.58)        $  (0.81)
                                                   ========         ========         ========         ========
Weighted average common shares used in
  net loss per common share calculation ........     53,223           52,647           53,175           51,978
                                                   ========         ========         ========         ========



                  See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands) (Unaudited)

                                                    COMMON STOCK     ADDITIONAL   DEFERRED                             TOTAL
                                                 ------------------   PAID-IN      STOCK      ACCUMULATED  TREASURY  SHAREHOLDERS'
                                                  SHARES     AMOUNT   CAPITAL    COMPENSATION   DEFICIT     STOCK       EQUITY
                                                 ---------  -------  ----------  ------------ -----------  --------  -------------
BALANCES AT DECEMBER 31, 1999 ..................    51,022  $    51   $ 385,732    $ (12,003)  $ (95,145)        --   $ 278,635
Issuance of common stock upon exercise
   of stock Options, warrants and other ........     2,001        2         909           --          --         --         911
Deferred stock compensation ....................        --       --      (2,108)       2,108          --         --          --
Amortization for deferred stock compensation ...        --       --          --        2,433          --         --       2,433
Net loss .......................................        --       --          --           --     (42,160)        --     (42,160)
                                                 ---------  -------   ---------    ---------   ---------   --------   ---------
BALANCES AT JUNE 30, 2000 ......................    53,023  $    53   $ 384,533    $  (7,462)  $(137,305)       $--   $ 239,819
                                                 =========  =======   =========    =========   =========   ========   =========

BALANCES AT DECEMBER 31, 2000 ..................    53,373  $    53   $ 382,573    $  (2,006)  $(177,001)  $ (2,729)  $ 200,890
Issuance of common stock
   upon exercise of stock ......................       237                  563           --          --         --         563
   Options, warrants and other
Amortization for deferred stock compensation ...        --       --          --          636          --         --         636
Net loss .......................................        --       --          --           --     (30,990)        --     (30,990)
                                                 ---------  -------   ---------    ---------   ---------   --------   ---------
BALANCES AT JUNE 30, 2001 ......................    53,610  $    53   $ 383,136    $  (1,370)  $(207,991)  $ (2,729)  $ 171,099
                                                 =========  =======   =========    =========   =========   ========   =========



            See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                          2001              2000
                                                                       ---------         ---------
OPERATING ACTIVITIES:
Net loss ...........................................................   $ (30,990)        $ (42,160)
Adjustments to net loss to arrive at cash provided by (used in)
operating activities:
  Provision for loan losses ........................................      38,558            18,163
  Deprecation and amortization .....................................       1,913             3,188
  Amortization of deferred acquisition costs .......................       7,768             1,529
  Amortization of deferred stock compensation ......................         636             2,433
  Securitization gains .............................................     (17,758)           (8,550)
  Change in operating assets and liabilities:
    Restricted cash and cash equivalents ...........................      15,332            10,403
    Prepaid and other assets .......................................       2,676            (9,648)
    Accounts payable ...............................................      (2,766)             (670)
    Accrued expenses and other liabilities .........................       1,030             6,506
                                                                       ---------         ---------
Net cash provided by (used in) operating activities ................      16,399           (18,806)
                                                                       ---------         ---------
INVESTING ACTIVITIES:
Net loan originations ..............................................    (501,478)         (433,644)
Increase in amounts due from securitizations .......................       7,788           (32,760)
Proceeds from securitized loans ....................................     425,676           316,382
Purchase of equipment and leasehold improvements ...................      (7,314)           (8,206)
                                                                       ---------         ---------
Net cash used in investing activities ..............................     (75,328)         (158,228)
                                                                       ---------         ---------
FINANCING ACTIVITIES:
Net increase in deposits ...........................................     114,374           203,589
Net change in secured borrowings ...................................     (31,734)          (25,400)
Payments made on other borrowings ..................................      (1,306)           (6,011)
Proceeds from issuance of common stock .............................         598             1,070
                                                                       ---------         ---------
Net cash provided by financing activities ..........................      81,932           173,248
                                                                       ---------         ---------
Net increase (decrease) in cash and cash equivalents ...............      23,003            (3,786)
Cash and cash equivalents at the beginning of the period ...........     151,850           189,178
                                                                       ---------         ---------
Cash and cash equivalents at the end of the period .................   $ 174,853         $ 185,392
                                                                       =========         =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest .........................   $  17,881         $  15,222

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Unearned stock based compensation ................................         $--         $  (2,108)



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

The unaudited interim condensed consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                 -----------------------       -----------------------
                                                   2001           2000           2001           2000
                                                 --------       --------       --------       --------
                                                            (in thousands, except per share data)
Net loss ....................................... $(14,365)      $(24,463)      $(30,990)      $(42,160)
                                                 ========       ========       ========       ========
Basic and diluted:
  Weighted average shares of common stock
    outstanding ................................   53,223         52,700         53,175         52,143
  Less: Weighted average shares subject to
    repurchase .................................       --            (53)            --           (165)
                                                 --------       --------       --------       --------
  Weighted average common shares used in
    basic and diluted net loss per common
    share calculation ..........................   53,223         52,647         53,175         51,978
                                                 ========       ========       ========       ========
Basic and diluted net loss per common share .... $  (0.27)      $  (0.46)      $  (0.58)      $  (0.81)
                                                 ========       ========       ========       ========

NextCard has excluded all warrants for common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because their inclusion would be antidilutive (i.e., reduce the net loss per common share) for all periods presented. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per common share using the treasury stock method.

3. ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                     SIX MONTHS ENDED
                                         JUNE 30,
                                  -----------------------
                                    2001           2000
                                  --------       --------
                                       (in thousands)
Balance, beginning of period .... $ 25,136       $ 11,500
Provision for loan losses .......   38,558         18,163
Charge-offs .....................  (13,194)        (4,438)
Recoveries ......................    2,348            175
                                  --------       --------
  Net charge-offs ...............  (10,846)        (4,263)
                                  --------       --------
Transfers (1) ...................  (21,774)        (9,162)
                                  --------       --------
Balance, end of period .......... $ 31,074       $ 16,238
                                  ========       ========

------------

(1) Transfers from the allowance for loan losses primarily represent allocable loan loss allowances associated with credit card loan sale transactions, including securitization transactions.

4. LOANS HELD FOR SECURITIZATION OR ASSETS HELD FOR SALE

Loans held for securitization are those loans eligible for securitization which management has committed to securitize or sell, generally within six months. At June 30, 2001, the Company had $70 million in loans held for securitization carried at the lower of cost or fair market value. These assets were securitized during July 2001. In addition to loans that the Company plans on securitizing and selling through third-party commercial conduits or the term securitization market, the Company also has a systematic program in place to sell certain loans to other third parties. When loans are so identified as held for sale to third parties, they are transferred to assets held for sale at the lower of their aggregate cost, which is the carrying value net of deferred costs and applicable allowance for loan losses, or market value. If at the time of transfer, the market value is less than cost, the differential is recorded as an additional provision for loan losses. Subsequent declines in the market value of assets held for sale are recorded as a charge that is included in the non-interest income classification. Conversely, increases in market value are not recognized into income until realized. Sales of loans are recorded when the proceeds are received.

5. ASSETS SECURITIZATION AND BORROWINGS

The Company securitizes all eligible credit card receivables through the NextCard Credit Card Master Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust to third-party commercial paper-based conduits and capital market investors. At June 30, 2001, the Master Trust had $1.5 billion of principal balances outstanding. The Master Trust has seven series of investor notes outstanding, five of which qualify for sales treatment under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125". At June 30, 2001, $1.2 billion of qualifying receivables related to these series' transfers were treated as sales.

The Company has two third-party commercial paper-based conduit facilities that do not qualify for sales treatment under SFAS No. 140. The maximum capacity for these facilities is $350.0 million of which $183.0 million was utilized at June 30, 2001. These facilities bear interest at commercial paper rates plus a spread.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In November 1999, the Emerging Issues Task Force issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 addresses how to record interest income and to measure impairment on retained and purchased beneficial interests. EITF 99-20 requires holders of a beneficial interest to recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income is to be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance similar to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in

Debt and Equity Securities" (fair value method). EITF 99-20 was adopted by the Company as required in the second quarter of 2001 and did not have a material effect on the Company's condensed consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125" ("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS No. 140 disclosure requirements were required for financials statements for fiscal years ending after December 15, 2000. In the second quarter of 2001, the Company adopted all the remaining requirements of SFAS No. 140 and the implementation of SFAS No. 140 did not have a material impact on the Company's condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a leading Internet-based provider of consumer credit. The Company was the first to offer an online approval system for a Visa(R) card and to provide interactive, customized offers to credit card applicants. The Company combines expertise in consumer credit, an exclusive Internet focus and sophisticated direct marketing techniques with the aim of attracting profitable customer segments on the Internet. The Company's primary product, credit cards which are offered through the Company's wholly owned subsidiary, NextBank, N.A., are marketed to consumers exclusively through its website, www.nextcard.com. The Company offers credit card customers a unique combination of convenience, customization, shopping enhancements and online customer service. The Company's credit cards can be used for both online and offline purchases.

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include the following: the Company's limited operating history which makes evaluation of the Company's business and prospects difficult; the Company has a history of losses and it anticipates future losses; the Company's limited operating history makes the Company's financial forecasting difficult; the Company's unseasoned credit card portfolio makes the Company's predictions of delinquency and loss levels difficult; the Company may be unable to retain its customers when it increases their introductory rates; the Company may encounter difficulties due to the Company's untested customer base; the Company may be unable to satisfactorily fund its working capital requirements or loan portfolio; the Company may be adversely affected if it fails to attract and retain key personnel; the Company may be unable to effectively manage the rapid growth in its operations; the Company's business could be harmed by intense and increasing competition in financial services; the Company's operating results are subject to interest rate fluctuations; and the Company may be unable to undertake additional activities due to governmental regulations or it may face increased governmental regulation and legal uncertainties. These and other risks and uncertainties are described in detail in the Company's 2000 Annual Report on Form 10-K under the heading "Risks Related to Our Business," and in other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

EARNINGS SUMMARY

Net loss for the three months ended June 30, 2001 was $14.4 million, or $0.27 per share, a decrease of 41% over net loss of $24.5 million, or $0.46 per share for the three months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $31.0 million, or $0.58 per share, a decrease of 26% over net loss of $42.2 million, or $0.81 per share for the six months ended June 30, 2000. As of June 30, 2001, managed loans, which includes reported and securitized loans, were $1.8 billion, an increase of $194.8 million, or 12%, over the balance at March 31, 2001. Average managed credit card loans for the second quarter of 2001 increased to $1.7 billion from $737.0 million for the second quarter of 2000, and total customer accounts more than doubled for the same period, from 400,000 to 1.02 million. These large increases in balances and accounts are the result of the continued success of the Company's marketing and account management strategies and the increased acceptance of credit card usage over the Internet.

The Company's managed net interest margin increased to 6.51% for the second quarter of 2001 compared to 6.19% for the same quarter in 2000. The managed net credit loss rate for the second quarter of 2001 increased to 4.92% from 2.21% for the same quarter in 2000 and is up from 3.99% for the first quarter of 2001. Consistent with the Company's expectation, the 30+ delinquency rate at June 30, 2001 increased to 5.25% from 4.75% for the first quarter of 2001 and 2.68% for the second quarter of 2000. Based on the natural seasoning and aging of the portfolio, the increase in bankruptcy filings and the general uncertainty regarding the economic environment, the Company expects that credit loss and delinquency rates will continue to increase in the second half of 2001. Risk-adjusted margin for the second quarter of 2001 was 8.34%, compared to 8.03% in the first quarter of 2001 and 6.81% in the second quarter of 2000. The provision for loan losses increased $8.9 million, or 94%, in the second quarter 2001 compared to the same quarter of 2000. At June 30, 2001, the allowance for loan losses represented 6.10% of reported loans compared to 3.16% in the same quarter of 2000. Managed non-interest income of $33.7 million was $28.3 million, or 529%, higher than managed non-interest income in the second quarter of 2000, reflecting the increase in credit card fee and interchange income on a larger average loan portfolio as well as the increased frequency of past-due fees charged as compared to the same period in the prior year.

Non-interest expenses increased to $39.5 million in the second quarter of 2001, up from $33.0 million in the second quarter of 2000. Increases in both salaries and benefits expense of $2.3 million, or 18%, and credit card activation and servicing costs of $4.2 million, or 99%, reflects the increase in the cost of operations to manage the growth in customers, products and portfolio. These increases were partially offset by the decrease in marketing expense of $3.0 million in the second quarter of 2001 due primarily to the Company's continued use of its proprietary Internet Database marketing systems to increase efficiency of the Company's marketing spend.

SECURITIZATION AND FINANCIAL STATEMENT IMPACT

The Company securitizes all eligible Company-issued credit card receivables through the NextCard Credit Card Master Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust to third party commercial paper-based conduits and capital market investors. At June 30, 2001, the Master Trust had $1.5 billion of principal balances outstanding. The Master Trust has issued seven series of investor notes outstanding, five of which qualify for sales treatment under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125" ("SFAS No. 140"). At June 30, 2001, $1.2 billion of qualifying receivables related to these series' transfers were treated as sales.

The Company has two third-party commercial paper-based conduit facilities that do not qualify for sales treatment under SFAS No. 140. The maximum capacity for these facilities is $350.0 million of which $183.0 million was utilized at June 30, 2001. These facilities bear interest at commercial paper rates plus a spread.

When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitized receivables are not reflected in the condensed consolidated balance sheets. The subordinated retained ownership interests are included in "Due from Securitizations" in the condensed consolidated balance sheets which also includes amounts deposited in accounts held by the Master Trust for the benefit of the Master Trust's security holders, servicing fee receivables and interest-only strip receivables.

Investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans; however, certain of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

Under SFAS No. 140, gains are recognized at the time of each sale and are recorded in "Securitization and Servicing Income." These gains, which generally represent interest-only strip receivables, are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These expected cash flows are dependent upon a number of estimates, including expected finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates and credit losses.

The Company services the accounts underlying the securitized receivables and earns a monthly fee. The finance charges and fees generated by the securitized receivables in excess of the interest paid to investors, related credit losses, servicing fees and other transaction expenses are referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month, first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest only strip receivable (which is recorded at present value), as securitization income.

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

The Company allocates resources on a managed basis and financial information provided to management reflects our results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the financial information reported in the condensed consolidated financial statements. This adjustment reclassifies securitization and servicing income into interest income, interchange, other fees, interest paid to investors, credit losses, and other trust expenses. The managed results also include the impact of sales treatment accorded to certain securitization transactions.

                                              THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                 JUNE 30, 2001                                 JUNE 30, 2000
                                  -------------------------------------------     -------------------------------------------
                                     TOTAL       SECURITIZATION      TOTAL           TOTAL      SECURITIZATION      TOTAL
                                    MANAGED       ADJUSTMENTS        OWNED          MANAGED      ADJUSTMENTS        OWNED
                                  -----------    --------------   -----------     -----------   --------------    -----------
                                                                        (in thousands)
Interest income ................. $    53,408     $   (38,153)    $    15,255     $    27,605     $   (10,411)    $    17,194
Interest expense ................      23,361         (15,264)          8,097          12,735          (5,262)          7,473
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net interest income .............      30,047         (22,889)          7,158          14,870          (5,149)          9,721
Provision for loan losses .......      33,250         (14,741)         18,509          11,285          (1,722)          9,563
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net interest income after
  Provision for loan losses .....      (3,203)         (8,148)        (11,351)          3,585          (3,427)            158
Non-interest income .............      33,692           2,829          36,521           5,356           2,995           8,351
Non-interest expense ............      44,854          (5,319)         39,535          33,404            (432)         32,972
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net income ...................... $   (14,365)            $--     $   (14,365)    $   (24,463)            $--     $   (24,463)
                                  ===========     ===========     ===========     ===========     ===========     ===========
Ending loans outstanding ........ $ 1,789,409     $ 1,279,884     $   509,525     $   829,678     $   316,382     $   513,296
                                  ===========     ===========     ===========     ===========     ===========     ===========


                                               SIX MONTHS ENDED                              SIX MONTHS ENDED
                                                 JUNE 30, 2001                                 JUNE 30, 2000
                                  -------------------------------------------     -------------------------------------------
                                     TOTAL       SECURITIZATION      TOTAL           TOTAL      SECURITIZATION      TOTAL
                                    MANAGED       ADJUSTMENTS        OWNED          MANAGED      ADJUSTMENTS        OWNED
                                  -----------    --------------   -----------     -----------   --------------    -----------
                                                                        (in thousands)
Interest income ................. $   101,979     $   (70,389)    $    31,590     $    46,698     $   (13,694)    $    33,004
Interest expense ................      47,434         (29,912)         17,522          21,078          (6,961)         14,117
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net interest income .............      54,545         (40,477)         14,068          25,620          (6,733)         18,887
Provision for loan losses .......      64,510         (25,952)         38,558          20,480          (2,317)         18,163
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net interest income after
  Provision for loan losses .....      (9,965)        (14,525)        (24,490)          5,140          (4,416)            724
Non-interest income .............      66,820           6,697          73,517          17,282           3,918          21,200
Non-interest expense ............      87,845          (7,828)         80,017          64,582            (498)         64,084
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net income ...................... $   (30,990)            $--     $   (30,990)    $   (42,160)            $--     $   (42,160)
                                  ===========     ===========     ===========     ===========     ===========     ===========

Ending loans outstanding ........ $ 1,789,409     $ 1,279,884     $   509,525     $   829,678     $   316,382     $   513,296
                                  ===========     ===========     ===========     ===========     ===========     ===========

MANAGED LOAN PORTFOLIO

The Company's managed loan portfolio is comprised of reported and securitized loans. Securitized loans are those loans which have been securitized and accounted for as sales in accordance with SFAS No. 140, and are not assets of the Company. Therefore, those loans are not shown on the balance sheet. The following table summarizes the Company's managed loan portfolio:

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                              ----------------------------        ----------------------------
                                                 2001              2000              2001              2000
                                              ----------        ----------        ----------        ----------
                                                                        (in thousands)
PERIOD-END BALANCES
Credit card loans:
  On-balance sheet ........................   $  509,525        $  513,296        $  509,525        $  513,296
  Loans held for securitization ...........       70,000                --            70,000                --
  Securitized loans .......................    1,209,884           316,382         1,209,884           316,382
                                              ----------        ----------        ----------        ----------
Total managed loan portfolio ..............   $1,789,409        $  829,678        $1,789,409        $  829,678
                                              ==========        ==========        ==========        ==========
AVERAGE BALANCES
Credit card loans:
  On-balance sheet(1) .....................   $  512,328        $  421,610        $  509,937        $  452,538
  Securitized loans .......................    1,168,456           315,665         1,064,846           180,554
                                              ----------        ----------        ----------        ----------
Total managed loan portfolio ..............   $1,680,784        $  737,275        $1,574,783        $  633,092
                                              ==========        ==========        ==========        ==========

--------------

(1)     Includes $70.0 million of loans held for securitization.

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

The following table provides operating data for the managed credit card loan portfolio:

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                   ------------------------------          ------------------------------
                                                      2001                2000                2001                2000
                                                   ----------          ----------          ----------          ----------
                                                                              (in thousands)
MANAGED STATEMENT OF OPERATIONS:
Credit card loan receivable interest income ....   $   51,157          $   24,010          $   97,010          $   40,311
Credit card fee income .........................       27,142               5,356              49,063               6,460
Interest expense ...............................      (23,360)            (12,735)            (47,433)            (21,078)
Net charge-offs ................................      (20,665)             (4,080)            (35,374)             (6,634)
                                                   ----------          ----------          ----------          ----------
  Risk-adjusted revenue ........................   $   34,274          $   12,551          $   63,266          $   19,059
                                                   ==========          ==========          ==========          ==========

RATIOS:(1)
Credit card loan yield .........................        12.34%              13.03%              12.49%              12.73%
Credit card fee income .........................         6.55%               2.90%               6.31%               2.05%
Interest expense ...............................        (5.63)%             (6.91)%             (6.11)%             (6.66)%
Net charge-offs ................................        (4.92)%             (2.21)%             (4.49)%             (2.10)%
                                                   ----------          ----------          ----------          ----------
  Risk-adjusted margin .........................         8.34%               6.81%               8.20%               6.02%
                                                   ==========          ==========          ==========          ==========

--------------

(1)     As a percentage of average managed credit card loans.

NET INTEREST INCOME

Net interest income consists of interest earned on the Company's credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

Reported net interest income for the three months ended June 30, 2001 was $7.2 million, compared to $9.7 million for the same period in 2000, representing a decrease of $2.6 million, or 26%. The reported net interest margin decreased to 4.70% for the three months ended June 30, 2001, from 6.29% for the same period of 2000. For the six months ended June 30, 2001, reported net interest income was $14.1 million, compared to $18.9 million for the same period in 2000, a decrease of $4.8 million, or 25%. The reported net interest margin decreased to 4.60% for the six months ended June 30, 2001, from 5.81% for the same period of 2000. These decreases were primarily due to $168,000 and $29.4 million decreases in average reported interest-earning assets for the three and six-months ended June 30, 2001 and $127.7 million and $120.0 million increases in average reported interest-bearing liabilities, over the comparable periods in 2000. These changes resulted from the Company's increasing off-balance sheet securitization activities and increased reliance on deposits with a corresponding decrease in capital to fund the loan portfolio. The net interest spread for the second quarter of 2001 was 4.03% compared with 4.02% for the second quarter of 2000. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The net interest spread is expected to continue to improve as the Company's loan portfolio seasons; however, there can be no assurances that such spread will improve.

Managed net interest income for the three months ended June 30, 2001 was $30.0 million, or 6.51% of average managed credit card loans, compared to $14.9 million, or 6.19% for the same period in 2000. Managed net interest income for the six months ended June 30, 2001 was $54.5 million, or 6.25%, compared to $25.6 million, or 6.05% for the same period in 2000. These increases in net-interest income were primarily due to the yield on the Company's cost of funds decreasing faster than the yield on the credit card portfolio as the prime rate declined in 2001 compared to the same period in 2000. In addition to the decline in interest rates, the decline in cost of funds was due to three primary factors. First, the continued repricing of the deposit portfolio which has an average life of six to seven months. Second, the Company's strategy of not relying on any one funding source has allowed the Company to be selective in the funding mix that it chooses, creating competition among the various sources, and thereby reducing the Company's cost of funds. Finally, as the Company continues to grow, it has taken advantage of being able to refine its securitization structures creating greater cost and capital efficiencies.

The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                                 THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                    JUNE 30, 2001                       JUNE 30, 2000
                                         ---------------------------------    ------------------------------------
                                          AVERAGE       INCOME/     YIELD/     AVERAGE      INCOME/      YIELD/
                                          BALANCE       EXPENSE     RATE       BALANCE      EXPENSE       RATE
                                         -----------    --------    ------    ---------     --------   -----------
                                                           (in thousands, except percentages)
OWNED BASIS:
ASSETS:
Interest-Earning assets
  Credit card loans .................... $   512,328     $14,685    11.62%    $ 421,610     $13,669          12.97%
  Interest-earning cash ................     105,317         570     2.19%      196,203       3,525           7.19%
                                         -----------     -------    -----     ---------     -------    -----------
Total interest-earning assets ..........     617,645      15,255    10.02%      617,813      17,194          11.12%
Allowance for loan losses ..............     (27,205)                           (12,512)
Other assets ...........................     171,956                             94,097
                                         -----------                        -----------
Total assets ........................... $   762,396                        $   699,398
                                         ===========                        ===========

LIABILITIES AND EQUITY
Interest-bearing liabilities
  Borrowings ........................... $    64,985       1,086     6.78%      261,662       4,662           7.13%
  Deposits .............................     483,541       7,011     5.88%      159,169       2,811           7.06%
                                         -----------     -------    -----     ---------     -------    -----------
Total interest-bearing liabilities .....     548,526       8,097     5.99%      420,831       7,473           7.10%
Other liabilities ......................      36,838                             26,870
                                         -----------                        -----------
Total liabilities ......................     585,364                            447,701
Equity .................................     177,032                            251,697
                                         -----------                        -----------
Total liabilities and equity ........... $   762,396                        $   699,398
                                         ===========                        ===========
NET INTEREST SPREAD ....................                             4.03%                                    4.02%
                                                                    =====                              ===========
Interest income to average
  interest-earning assets ..............                            10.02%                                   11.12%
Interest expense to average
  interest-earning assets ..............                             5.32%                                    4.83%
                                                                    -----                              -----------
NET INTEREST MARGIN ....................                             4.70%                                    6.29%
                                                                    =====                              ===========
MANAGED BASIS:
Credit card loans ...................... $ 1,680,784     $51,157    12.34%    $ 737,275     $24,010          13.03%
Total interest-earning assets ..........   1,870,785      53,408    11.58%      960,946      27,604          11.49%
Total interest-bearing liabilities .....   1,706,026      23,360     5.55%      720,831      12,735           7.07%
Net interest spread ....................          --          --     6.02%           --      14,869           4.42%
Net interest margin ....................          --      30,047     6.51%           --      14,869           6.19%

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                                      SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30, 2001                          JUNE 30, 2000
                                        -------------------------------------       ----------------------------------
                                          AVERAGE          INCOME/     YIELD/        AVERAGE        INCOME/      YIELD/
                                          BALANCE          EXPENSE      RATE         BALANCE        EXPENSE      RATE
                                        -----------       --------     ------       ---------       -------      -----
                                                                  (in thousands, except percentages)
OWNED BASIS:
ASSETS:
Interest-Earning assets
  Credit card loans ..................  $   509,937       $ 28,296      11.25%      $ 452,538       $26,703      11.80%
  Interest-earning cash ..............      111,012          3,294       6.02%        197,784         6,301       6.37%
                                        -----------       --------      -----       ---------       -------      -----
Total interest-earning assets ........      620,949         31,590      10.32%        650,322        33,004      10.15%
Allowance for loan losses ............      (26,851)                                  (12,908)
Other assets .........................      168,576                                    70,689
                                        -----------                                 ---------
Total assets .........................  $   762,675                                 $ 708,103
                                        ===========                                 =========

LIABILITIES AND EQUITY
Interest-bearing
liabilities
  Borrowings .........................  $    90,582          3,303       7.39%      $ 321,099        10,562       6.58%
  Deposits ...........................      453,248         14,219       6.36%        102,755         3,555       6.92%
                                        -----------       --------      -----       ---------       -------      -----
Total interest-bearing liabilities ...      543,830         17,522       6.53%        423,854        14,117       6.66%
Other liabilities ....................       37,497                                    24,859
                                        -----------                                 ---------
Total liabilities ....................      581,327                                   448,713
Equity ...............................      181,348                                   259,390
                                        -----------                                  --------
Total liabilities and equity .........  $   762,675                                  $708,103
                                        ===========                                 =========

NET INTEREST SPREAD ..................                                   3.78%                                    3.49%
                                                                        =====                                    =====
Interest income to average
  interest-earning assets ............                                  10.32%                                   10.15%
Interest expense to average
  interest-earning assets ............                                   5.72%                                    4.34%
                                                                        -----                                    -----
NET INTEREST MARGIN ..................                                   4.60%                                    5.81%
                                                                        =====                                    =====

MANAGED BASIS:
Credit card loans ....................  $ 1,574,783       $ 97,010      12.49%      $ 633,092       $40,311      12.73%
Total interest-earning assets ........    1,768,652        101,978      11.69%        846,571        46,698      11.03%
Total interest-bearing liabilities ...    1,570,973         47,433       6.12%        595,283        21,078       7.08%
Net interest rate spread .............           --             --       5.57%             --            --       3.95%
Net interest margin ..................           --         54,546       6.25%             --            --       6.05%

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

                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                   JUNE 30, 2001 VS. 2000                        JUNE 30, 2001 VS. 2000
                             ------------------------------------      ---------------------------------------
                                              CHANGE DUE TO(1)                            CHANGE DUE TO(1)
                                           ----------------------                     ------------------------
                             INCREASE      VOLUME      YIELD/RATE      INCREASE        VOLUME       YIELD/RATE
                             --------      -------     ----------      --------       --------      ----------
                                                             (in thousands)
Interest Income
  Credit card loans ......   $ 1,016       $ 1,960       $  (944)      $  1,593       $  2,516       $  (924)
  Interest-earning cash ..    (2,955)       (1,182)       (1,773)        (3,007)        (2,668)         (339)
                             -------       -------       -------       --------       --------       -------
Total interest income ....    (1,939)          778        (2,717)        (1,414)          (152)       (1,263)
                             -------       -------       -------       --------       --------       -------
Interest-Expense:
  Borrowings .............    (3,576)       (3,357)         (219)        (7,259)        (7,986)          493
  Deposits ...............     4,200         4,576          (377)        10,664         10,922          (258)
                             -------       -------       -------       --------       --------       -------
Total interest expense ...       624         1,219          (596)         3,405          2,936           235
                             -------       -------       -------       --------       --------       -------
Net interest income ......   $(2,563)      $  (441)      $(2,121)      $ (4,819)      $ (3,088)      $(1,498)
                             =======       =======       =======       ========       ========       =======

--------------

(1) The changes in interest due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

NON-INTEREST INCOME

Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for the three and six-month periods ended June 30, 2001 was $10.0 million and $19.7 million, respectively, compared with $3.4 million and $6.5 million for the same periods in 2000. The significant increase in credit card fee income in 2001 was attributable to the increase in the credit card loan portfolio, an increase in cardholder purchase volume, the introduction of fee-based products and the new domicile of NextBank's charter. In mid-2000, the Company began marketing fee-based products, beginning with Credit Guard, its credit protection product. In the second quarter of 2000, the Company moved the NextBank charter and brought the credit card fees it charges its customers more in line with the rest of the industry. Interchange and other credit card fees may be expected to continue to increase in the future as the credit card portfolio grows.

As discussed more fully above in "Securitization and Financial Statement Impact," interchange and other credit card fees associated with loans which have been sold are no longer reported as "Interchange and credit card fees" but instead are reported as part of "Securitization Income." In addition, interest income generated by these securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses are also reported as part of "Securitization Income." Average securitized loans outstanding for the three and six-months ended June 30, 2001 was $1.2 billion and $1.1 billion, respectively, compared with $316.0 million and $181.0 million over the same periods in 2000, which represent increases of 280% and 508%, respectively. Securitization income in the second quarter of 2001 totaled $26.5 million and includes a gain on sale of $6.5 million related to the approximate sale of $90.2 million of credit card loan receivables and other securitization activities. No such gain was recorded in the second quarter of 2000.

NON-INTEREST EXPENSE

Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, professional fees, marketing and credit card activation and servicing costs. Credit card activation costs include printing, postage, loan processing and credit bureau costs paid to third parties in connection with account origination. The Company also incurs advertising costs to promote the NextCard Visa on the Internet. Some of these Internet advertising costs are paid only if a customer is approved for a NextCard Visa. In accordance with generally accepted accounting principles, the Company capitalizes only the direct loan origination costs associated with successful account acquisition efforts. Capitalized loan origination costs are amortized over one year as an adjustment to credit card loan interest income.

Total non-interest expense for the three and six-months ended June 30, 2001 was $39.5 million and $80.0 million, respectively, compared with $33.0 million and $64.1 million for the same periods in 2000, which represent increases of $6.5 million, or 20%, and $15.9 million, or 25%, respectively. Increases are primarily due to higher employee compensation and credit card activation and servicing costs, offset by a decrease in marketing and branding expenses. Salary and benefit expenses increased primarily due to staffing needs to support the increase in credit card accounts and other functions, including employees recently hired in the Company's new Phoenix Arizona customer service center. This increase was partially offset by certain salary and benefit costs associated with the development of internal use software, which were capitalized during the second quarter. The number of employees at June 30, 2001 was 1,030, compared with 504 at June 30, 2000. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances as well as higher reserves set aside in anticipation of funding customer reward point redemptions. The decrease in marketing and branding expense is primarily attributable to the Company's increased marketing efficiencies resulting from the continued success of the Company's Internet Database Marketing ("IDM") system and its ability to continuously test and optimize its online marketing campaigns. This allows the Company to effectively target the right customer at the right place with the right price. In addition, as one of the largest advertisers on the Internet, the Company has more negotiating power, particularly as online advertising rates have continued to soften.

Total other non-interest expense was $6.2 million and $10.9 million for the three and six-months ended June 30, 2001, respectively, compared with $3.2 million and $5.3 million for the same periods in 2000, which represents increases of $3.0 million and $5.6 million, respectively. These increases were primarily related to insurance premiums, stationary and supplies, computer software and licenses, fraud losses, and travel. Such increases in these expense categories is expected with the increase in the credit card loan portfolio, general growth in the business and the building of an infrastructure to support this growth.

ASSET QUALITY

The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria utilized by the Company to approve customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At June 30, 2001, the majority of the credit card receivables were less than twelve months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

The Company's primary strategy for managing loan losses is the development of underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers and provide conservative customer credit-line assignments. The Company is beginning to see improved credit quality as a result of its recently implemented more stringent underwriting criteria based on a set of newly developed Internet oriented models. In addition, the Company monitors credit lines closely. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts. Also, the Company's collection and recovery efforts continue to see significant productivity improvement with the increase in the size of the collections department and the continued use of outside parties to pursue delinquent customers.

DELINQUENCIES

Since delinquency levels on either an owned or managed basis subjects the Company to the same level of credit loss exposure, the Company monitors delinquencies on a managed basis. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are reversed. Credit card loans are generally charged off when the loan becomes contractually past due 180 days, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

                                             JUNE 30, 2001               JUNE 30, 2000
                                        ----------------------       --------------------
                                                        % OF                       % OF
                                          LOANS         TOTAL         LOANS        TOTAL
                                        ----------      ------       --------      ------
                                                  (in thousands, except percentages)
Managed loan portfolio ...............  $1,789,409      100.00%      $829,678      100.00%
Loans delinquent:
  31-60 days .........................      26,225        1.46%         8,665        1.04%
  61-90 days .........................      22,196        1.24%         5,120        0.62%
  91 or more .........................      45,599        2.55%         8,491        1.02%
                                        ----------      ------       --------      ------
Total ................................  $   94,020        5.25%      $ 22,276        2.68%
                                        ==========      ======       ========      ======

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

For the three months ended June 30, 2001, the Company's managed net charge-off ratio was 4.92% compared to 3.99% for the three months ended March 31, 2001 and 2.21% for the three months ended June 30, 2000. The Company believes, consistent with its statistical models, and other credit analyses, that this rate will continue to fluctuate but generally rise over the next two quarters given the economic environment and the continued seasoning of the loan portfolio.

The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                -------------------------       -------------------------
                                                   2001           2000             2001           2000
                                                ----------       --------       ----------       --------
                                                            (in thousands, expect percentages)
ON-BALANCE SHEET:
Average loans outstanding ....................  $  512,328       $421,610       $  509,937       $452,538
Net charge-offs ..............................       5,792          2,304           10,846          4,263
Net charge-offs as a percentage of average
   loans outstanding .........................        4.52%          2.19%            4.25%          1.88%

MANAGED:
Average loans outstanding ....................   1,680,784        737,275        1,574,783        633,092
Net charge-offs ..............................      20,665          4,080           35,374          6,634
Net charge-offs as a percentage of average
   loans outstanding .........................        4.92%          2.21%            4.49%          2.10%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained for on-balance sheet loans. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio.

The provision for loan losses for on-balance sheet loans for the three and six months ended June 30, 2001, totaled $18.5 million and $38.6 million compared with $9.6 million and $18.2 million for the same periods in 2000. At June 30, 2001, the allowance for loan losses represented 6.10% of reported loans compared to 3.16% at December 31, 2000 and June 30, 2000. The Company anticipates that the provision for loan losses will increase as the credit card loan portfolio continues to increase and season.

The following table presents the change in the Company's allowance for loan losses for the periods presented:

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                           ------------------------        ------------------------
                                             2001            2000            2001            2000
                                           --------        --------        --------        --------
                                                      (in thousands, except percentages)
Balance, beginning of period ............  $ 24,135        $  9,158        $ 25,136        $ 11,500
Provision for loan losses ...............    18,509           9,563          38,558          18,163
Charge-offs .............................    (7,416)         (2,411)        (13,194)         (4,438)
Recoveries ..............................     1,624             107           2,348             175
                                           --------        --------        --------        --------
  Net charge-offs .......................    (5,792)         (2,304)        (10,846)         (4,263)

Transfers(1) ............................    (5,778)           (179)        (21,774)         (9,162)
                                           --------        --------        --------        --------
Balance, end of period ..................  $ 31,074        $ 16,238        $ 31,074        $ 16,238
                                           ========        ========        ========        ========
As a percentage of reported loans(2) ....      6.10%           3.16%           6.10%           3.16%
                                           ========        ========        ========        ========

--------------

(1) Transfers from the allowance for loan losses primarily represent allocable loan loss reserves associated with credit card loan sale transactions, including securitization transactions.

(2)     Excluding loans held for securitization.

Loans held for securitization at June 30, 2001 of $70.0 million are those loans eligible for securitization which management has committed to securitize or sell, generally, within six months. These loans are carried at the lower of aggregate cost or market value. In addition to loans that the Company plans on securitizing and selling through third-party commercial conduits or the term securitization market, the Company also has a systematic program in place to sell certain loans to other third parties. When loans are so identified as held for sale to third parties, they are transferred to assets held for sale at the lower of their aggregate cost, which is the carrying value net of deferred costs and applicable allowance for loan losses, or market value. If at the time of transfer, the market value is less than cost, the differential is recorded as an additional provision for loan losses. Subsequent declines in the market value of assets held for sale are recorded as a charge that is included in the other income classification. Conversely, increases in market value are not recognized into income until realized. Sales of loans are recorded when the proceeds are received. Since loans transferred to loans held for securitization or assets held for sale are carried at the lower of cost or market value, they are not included in the evaluation of the adequacy of the allowance for loss losses subsequent to the transfer.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

The Company finances the growth of its credit card loan portfolio through cash flow from operations, third-party paper conduit facilities, subsidiary bank deposits, asset securitization and equity issuance.

The Company funds a large portion of its credit card loan portfolio growth from sales of its credit card loans to third-party commercial conduits. Cash generated from these transactions were used exclusively to fund credit card loan portfolio growth. Currently, the Company utilizes five third-party paper conduits provided by the following institutions:

                                               COMMITTED
                                                 AMOUNT       REVOLVING PERIOD ENDS
                                               ---------      ---------------------
                                             (in millions)
Chase Securities, Inc. ....................     $  150.0          December 2001
ING Barings (U.S.) Capital Markets LLC ....        150.0          January 2002
Barclays Bank PLC .........................        400.0          June 2002
Deutsche Bank AG ..........................        200.0          February 2003
Credit Suisse First Boston ................        200.0          June 2004
                                                --------
                                                $1,100.0
                                                ========

The Company has the ability to fund new receivables during the revolving period of these conduits. After the revolving period expires, principal collections generated by the securitized receivables are used to pay the principal amount then outstanding under these conduits. Note that the occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding.

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

Beginning in the last quarter of 1999, NextBank, N.A. began issuing jumbo certificates of deposit ("CDs"). These CDs are generally issued to institutional and retail customers in increments of $100,000. As of June 30, 2001, $494.6 million of CDs were outstanding with maturities as follows:

                                                        (in thousands)
Three months or less ..................................    $164,492
Over three months through twelve months ...............     291,514
Over one year through five years ......................      38,616
                                                           --------
Total Deposits ........................................    $494,622
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

Total cash and cash equivalents at June 30, 2001 was $198.4 million, an increase of $7.7 million from December 31, 2000.

CAPITAL ADEQUACY

The Company's banking subsidiary, NextBank, N.A., is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the "OCC"). The capital adequacy guidelines and the regulatory framework for prompt corrective action require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. Core capital (Tier 1) consists principally of stockholders' equity less goodwill. Total risk-based capital (Tier 1 + Tier 2) includes a portion of the allowance for loan losses. Based on these classifications, the capital adequacy regulations establish three capital ratios that are used to measure whether a financial institution is "well capitalized." As of June 30, 2001, NextBank was "well capitalized" in all regulatory capital ratio categories, as set forth below:

                                                       TO BE "WELL
CAPITAL RATIO                         ACTUAL RATIO     CAPITALIZED"
-------------                         ------------     ------------
Tier 1 Capital ...............           15.69%             6.0%
Total Capital ................           17.35%            10.0%
Tier 1 Leverage ..............           18.55%             5.0%

In addition to the above capital ratios, the OCC has required that for the first three years of operations, NextBank maintain a ratio of stockholders' equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of June 30, 2001 NextBank was in compliance with this capital requirement. NextBank is limited in its ability to declare dividends to NextCard in accordance with the national bank dividend provisions.

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

The majority of the Company's revenues are generated by the interest rates it charges on outstanding receivable balances in the form of finance charges. The Company's receivables generally yield either a variable interest rate indexed to the prime rate, or a fixed interest rate set independently of market interest rates. Accordingly, fluctuations in interest rates will affect the Company's revenues. At the same time, the Company's borrowing costs under the Company's commercial paper conduit facilities and term securitization transactions are generally indexed to variable commercial paper rates or the London Interbank Offered Rate ("LIBOR"), and may also fluctuate based on general interest rate fluctuations. A rise in the Company's borrowing costs may not be met by a corresponding increase in revenues generated by finance charges. Likewise, a decrease in revenues generated by finance charges may not be met by a corresponding decrease in borrowing costs. Thus, either a rise or a fall in the prevailing interest rates could materially adversely affect the Company's results of operations and financial condition.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES HOLDERS

Not applicable

ITEM 4. SUBMISSIONS OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on June 6, 2001.

        (a) The following nominees were elected as directors, each to hold a three-year term, by the vote set forth below:

        Nominee                     Votes for      Votes Withheld
        -------                     ---------      --------------
        Jeffrey D. Brody             42,888,089        100,672
        Safi U. Qureshey             42,863,915        124,846


        (b) The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for fiscal 2001 was approved by the vote set forth below:

                      Votes for      Votes Against     Votes Abstain
                      ---------      -------------     -------------
                      42,971,259        10,465             7,037

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

         EXHIBIT
          NUMBER    DESCRIPTION
         -------    -----------
          10.44     Employment Agreement, dated as of June 11, 2001 between
                    NextCard, Inc. and John V. Hashman.

          10.45     Termination Agreement, dated June 18, 2001, between
                    NextCard, Inc. and Steven C. Rubinow.

          10.46     Form of Amendment to Stock Repurchase Agreement Note.

       (b)    Reports on Form 8-K:

       A Current Report on Form 8-K was filed by the Company on April 24, 2001. The Report described the Company's May 2, 2001 Investor Day, pursuant to
       Item 9 (Regulation FD Disclosure).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEXTCARD, INC.
                                       --------------
                                       (Registrant)


Date: August 14, 2001                  /s/ BRUCE G. RIGIONE
                                       ----------------------------------------
                                           Bruce G. Rigione
                                           Senior Vice President and
                                           Chief Financial Officer