Form 10-Q
period 2001-09-30
NEXTCARD INC
filed 2001-11-14
CIK 1081015

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Yes [X] No [ ]

      As of October 31, 2001, there were 53,605,354 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         NEXTCARD, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements (Unaudited):
               Condensed Consolidated Balance Sheets....................................................   1
               Condensed Consolidated Statements of Operations..........................................   2
               Condensed Consolidated Statements of Changes in Shareholders' Equity.....................   3
               Condensed Consolidated Statements of Cash Flows..........................................   4
               Notes to Condensed Consolidated Financial Statements.....................................   5
   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   9
   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  25

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings...........................................................................  26
   ITEM 2.  Changes in Securities.......................................................................  26
   ITEM 3.  Defaults Upon Senior Securities Holders.....................................................  26
   ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................  26
   ITEM 5.  Other Information...........................................................................  26
   ITEM 6.  Exhibits and Reports on Form 8-K............................................................  26
   Signatures...........................................................................................  27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (Unaudited)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2001           2000
                                                                             -------------   ------------
ASSETS:
  Cash and cash equivalents .................................................  $ 121,868      $ 151,850
  Cash and cash equivalents, restricted .....................................      8,078         38,876
  Loans held for securitization .............................................    167,000             --
  Credit card loans receivable ..............................................    554,193        528,110
    Less allowance for loan losses ..........................................    (71,598)       (25,136)
                                                                               ---------      ---------
  Net loans .................................................................    482,595        502,974
  Interest receivable .......................................................      3,563          7,546
  Equipment and leasehold improvements, net .................................     25,035         19,414
  Due from securitizations ..................................................     85,469         75,857
  Prepaid and other assets ..................................................     60,736         52,070
                                                                               ---------      ---------
    Total assets ............................................................  $ 954,344      $ 848,587
                                                                               =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposits ..................................................................    607,513        380,248
  Accounts payable ..........................................................      9,028         10,558
  Accrued expenses and other liabilities ....................................     43,032         38,040
  Other borrowings ..........................................................      2,127          4,117
  Secured borrowings ........................................................    174,000        214,734
                                                                               ---------      ---------
    Total liabilities .......................................................    835,700        647,697
                                                                               ---------      ---------

Shareholders' equity:
  Common stock, par value $.001 per share
  (authorized: 87,433 shares; issued and outstanding:
    September 30, 2001 - 53,837 shares; December 31, 2000 - 53,373 shares) ..         53             53
  Additional paid-in capital ................................................    383,899        382,573
  Deferred stock compensation ...............................................     (1,442)        (2,006)
  Accumulated deficit .......................................................   (261,137)      (177,001)
  Treasury stock, at cost (359 shares) ......................................     (2,729)        (2,729)
                                                                               ---------      ---------
    Total shareholders' equity ..............................................    118,644        200,890
                                                                               ---------      ---------
    Total liabilities and shareholders' equity ..............................  $ 954,344      $ 848,587
                                                                               =========      =========


            See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ----------------------      ------------------------
                                                       2001          2000          2001           2000
                                                     --------      --------      ---------      ---------
Interest income:
  Credit card loans ...............................  $ 19,008      $ 20,980      $  47,304      $  48,441
  Cash, cash equivalents and other ................       647         3,549          3,941          9,092
                                                     --------      --------      ---------      ---------
Total interest income .............................    19,655        24,529         51,245         57,533
                                                     --------      --------      ---------      ---------
Interest expense:
     Borrowings ...................................       875         7,512          4,178         18,075
     Deposits .....................................     7,488         4,422         21,707          7,977
                                                     --------      --------      ---------      ---------
Total interest expense ............................     8,363        11,934         25,885         26,052
                                                     --------      --------      ---------      ---------
Net interest income ...............................    11,292        12,595         25,360         31,481
Provision for loan losses .........................    55,534        16,134         94,092         34,297
                                                     --------      --------      ---------      ---------
  Net interest income (expense) after provision
    for loan losses ...............................   (44,242)       (3,539)       (68,732)        (2,816)
                                                     --------      --------      ---------      ---------
Non-interest income:
  Securitization and servicing income .............    22,990        13,519         76,846         28,258
  Credit card fees and other ......................     9,497         7,525         25,273         10,987
  Interchange fee .................................     2,404         2,716          6,289          5,715
                                                     --------      --------      ---------      ---------
Total non-interest income .........................    34,891        23,760        108,408         44,960
                                                     --------      --------      ---------      ---------
Non-interest expenses:
  Salaries and employee benefits ..................    17,329        15,606         48,232         36,747
  Marketing, advertising and branding .............     3,429         7,891         12,109         26,212
  Credit card activation and servicing  costs .....     9,605         5,628         26,974         14,685
  Occupancy and equipment .........................     4,978         3,045         13,015          7,369
  Professional fees ...............................       518           823          2,583          3,139
  Amortization of loan structuring fee ............       960           774          2,374          1,944
  Amortization of deferred stock  compensation ....       604         1,264          1,240          3,696
  Other ...........................................     6,372         5,448         17,285         10,770
                                                     --------      --------      ---------      ---------
Total non-interest expenses .......................    43,795        40,479        123,812        104,562
                                                     --------      --------      ---------      ---------
Net loss ..........................................  $(53,146)     $(20,258)     $ (84,136)     $ (62,418)
                                                     ========      ========      =========      =========

Basic and diluted net loss per common share .......  $  (1.00)     $  (0.38)     $   (1.58)     $   (1.19)
                                                     ========      ========      =========      =========
Weighted average common shares used in
  net loss per common share calculation ...........    53,392        53,075         53,254         52,339
                                                     ========      ========      =========      =========


            See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (in thousands) (Unaudited)

                                      COMMON STOCK     ADDITIONAL     DEFERRED                                   TOTAL
                                    ----------------    PAID-IN        STOCK       ACCUMULATED     TREASURY   SHAREHOLDERS'
                                    SHARES    AMOUNT    CAPITAL     COMPENSATION     DEFICIT        STOCK        EQUITY
                                    ------    ------   ----------   ------------   ----------      --------   -------------
BALANCES AT DECEMBER 31, 1999    .  51,022     $51     $ 385,732      $(12,003)     $ (95,145)          --      $ 278,635
Issuance of common stock upon
  exercise of stock options,
  warrants and other .............   2,099       2         1,086            --             --           --          1,088
Deferred stock compensation ......      --      --        (2,108)        2,108             --           --             --
Amortization for deferred stock
  compensation ...................      --      --            --         3,696             --           --          3,696
Net loss .........................      --      --            --            --        (62,418)          --        (62,418)
                                    ------     ---     ---------      --------      ---------      -------      ---------
BALANCES AT SEPTEMBER 30, 2000      53,121     $53     $ 384,710      $ (6,199)     $(157,563)     $    --      $ 221,001
                                    ======     ===     =========      ========      =========      =======      =========

BALANCES AT DECEMBER 31, 2000       53,373     $53     $ 382,573      $ (2,006)     $(177,001)     $(2,729)     $ 200,890
Issuance of common stock upon
  exercise of stock options,
  warrants and other .............     464      --           650            --             --           --            650
Deferred stock compensation ......      --      --           676          (676)            --           --             --
Amortization for deferred stock
  compensation ...................      --      --            --         1,240             --           --          1,240
Net loss .........................      --      --            --            --        (84,136)          --        (84,136)
                                    ------     ---     ---------      --------      ---------      -------      ---------
BALANCES AT SEPTEMBER 30, 2001      53,837     $53     $ 383,899      $ (1,442)     $(261,137)     $(2,729)     $ 118,644
                                    ======     ===     =========      ========      =========      =======      =========


            See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                           2001                2000
                                                                        ----------           ----------
OPERATING ACTIVITIES:
Net loss .........................................................       $ (84,136)          $ (62,418)
Adjustments to net loss to arrive at cash provided by (used in)
operating activities:
  Provision for loan losses ......................................          94,092              34,297
  Deprecation and amortization ...................................           4,749               5,286
  Amortization of deferred acquisition costs .....................          12,493               3,202
  Amortization of deferred stock compensation ....................           1,240               3,696
  Securitization gains ...........................................         (18,015)            (15,905)
  Change in operating assets and liabilities:
    Restricted cash and cash equivalents .........................          30,798                  --
    Prepaid and other assets .....................................          (1,530)            (12,545)
    Accounts payable .............................................          (2,841)              4,048
    Accrued expenses and other liabilities .......................           4,992              13,640
                                                                         ---------           ---------
Net cash provided by (used in) operating activities ..............          41,842             (26,699)
                                                                         ---------           ---------
INVESTING ACTIVITIES:
Net loan originations ............................................        (742,117)           (713,757)
Increase in amounts due from securitizations .....................          (7,588)            (19,344)
Proceeds from securitized loans ..................................         504,899             549,266
Purchase of equipment and leasehold improvements .................         (12,330)            (12,253)
                                                                         ---------           ---------
Net cash used in investing activities ............................        (257,136)           (196,088)
                                                                         ---------           ---------
FINANCING ACTIVITIES:
Net increase in deposits .........................................         227,264             298,513
Net change in secured borrowings .................................         (40,734)            (80,666)
Payments made on other borrowings ................................          (1,990)             (6,616)
Proceeds from issuance of common stock and other .................             772               1,243
                                                                         ---------           ---------
Net cash provided by financing activities ........................         185,312             212,474
                                                                         ---------           ---------
Net increase (decrease) in cash and cash equivalents .............         (29,982)            (10,313)
Cash and cash equivalents at the beginning of the period .........         151,850             220,989
                                                                         ---------           ---------
Cash and cash equivalents at the end of the period ...............       $ 121,868           $ 210,676
                                                                         =========           =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for interest .......................       $  25,649           $  27,561

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Unearned stock based compensation ..............................       $     676           $  (2,108)



            See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include NextCard, Inc. and its wholly owned subsidiaries, NextBank, N.A. and NextCard Limited (collectively "the Company"). The Company is an Internet-based provider of consumer credit. For a summary of recent events see Note 5, below.

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

2. EARNINGS PER SHARE

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table sets forth the computation of both basic and diluted earnings per share.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------       -----------------------
                                                   2001          2000            2001           2000
                                                 --------       --------       --------       --------
                                                         (in thousands, except per share data)
Net loss .....................................   $(53,146)      $(20,258)      $(84,136)      $(62,418)
                                                 ========       ========       ========       ========

Basic and diluted:
  Weighted average shares of common stock
    outstanding ..............................     53,392         53,075         53,254         52,427
  Less: Weighted average shares subject to
    repurchase ...............................         --             --             --            (88)
                                                 --------       --------       --------       --------
  Weighted average common shares used in
    basic and diluted net loss per common
    share calculation ........................     53,392         53,075         53,254         52,339
                                                 ========       ========       ========       ========

Basic and diluted net loss per common share ..   $  (1.00)      $  (0.38)      $  (1.58)      $  (1.19)
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

3. ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               ---------------------------
                                                 2001               2000
                                               --------           --------
                                                      (in thousands)
Balance, beginning of period .............     $ 25,136           $ 11,500
Provision for loan losses ................       94,092             34,297
Charge-offs ..............................      (25,697)            (8,731)
Recoveries ...............................        3,311                328
                                               --------           --------
  Net charge-offs ........................      (22,386)            (8,403)
                                               --------           --------
Transfers(1) .............................      (25,244)           (16,017)
                                               --------           --------
Balance, end of period ...................     $ 71,598           $ 21,377
                                               ========           ========

--------

 (1) Transfers from the allowance for loan losses primarily represent allocable loan loss allowances associated with credit card loan sale transactions, including securitization transactions.

4. LOANS HELD FOR SECURITIZATION AND ASSETS HELD FOR SALE

Loans held for securitization are those loan balances eligible for securitization which management has committed to securitize or sell, generally within six months. At September 30, 2001, the Company had $167.0 million in loans held for securitization carried at the lower of cost or fair market value. These assets were securitized during October 2001.

In addition to loans that the Company plans on securitizing and selling through third-party commercial paper-based conduits or the term securitization market, the Company also has a systematic program in place to sell certain delinquent loans to other third parties. When loans are so identified as held for sale to third parties, they are transferred to assets held for sale at the lower of their carrying value, which is the aggregate cost net of applicable allowance for loan losses, or market value. If, at the time of transfer, the market value is less than carrying value, the differential is recorded as an additional provision for loan losses. Subsequent declines in the market value of assets held for sale are recorded as a charge that is included in the non-interest income classification. Conversely, increases in market value are not recognized into income until realized. Sales of loans are recorded when the proceeds are received. The total aggregate cost of loan balances transferred to the assets held for sale category was $9.2 million for the nine-month period ended September 30, 2001. As of September 30, 2001, the carrying value of loans in the asset held for sale category was not significant.

5. REGULATORY REQUIREMENTS AND RECENT EVENTS

As of September 30, 2001, NextBank's Tier 1 and total risk-based capital ratio were 4.11% and 5.38%, respectively, of total risk-weighted assets and NextBank's leverage ratio was 10.79%. As a result, NextBank is considered "significantly undercapitalized" under federal banking regulations because its total risk-based capital ratio has dropped below 6.00%. NextBank's Tier 1 and Leverage capital ratios remain at amounts consistent with requirements for "adequately capitalized" and "well-capitalized" banks.

As a "significantly undercapitalized" institution, NextBank is subject to the Prompt Corrective Action ("PCA") provisions of applicable federal banking laws. Under PCA provisions, NextBank must promptly submit an acceptable capital restoration plan to the Office of the Comptroller of the Currency (the "OCC"). In addition, NextBank is prohibited from increasing its average asset position above that established in the third quarter of 2001, is prohibited from accepting or renewing any "brokered" deposits and must limit certain payments from NextBank to any affiliated entity. NextBank is also subject to heightened regulatory scrutiny. Additional restrictions could be imposed on NextBank at the discretion of the OCC, without prior notice.

The Board of Directors of the Company has determined to pursue a sale of the Company as part of the Company's capital restoration plan. The Company's ability to consummate a successful sale transaction and the price and terms of any such transaction, will depend upon certain future events and circumstances, the outcome of which is unknown.

The accompanying financial statements do not include any adjustments that might result from NextBank's ongoing failure to meet minimum regulatory capital requirements or any inability to effect a sale of the Company.

6. ASSET SECURITIZATIONS AND BORROWINGS

The Company securitizes the majority of its eligible credit card receivables through the NextCard Credit Card Master Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust to third-party commercial paper-based conduits and capital market investors. At September 30, 2001, the Master Trust had $1.6 billion of principal balances outstanding. The Master Trust has eight series of investor notes outstanding, five of which qualify for sales treatment under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities --- a replacement of SFAS No. 125". At September 30, 2001, $1.3 billion of qualifying receivables related to these series' transfers were treated as sales.

The Company has three third-party commercial paper-based conduit facilities that do not qualify for sales treatment under SFAS No. 140. The maximum capacity for these facilities is $550.0 million of which $174.0 million was utilized at September 30, 2001. These facilities bear interest at commercial paper rates plus a spread.

7. ACCRUED FINANCE CHARGES AND FEES

During the third quarter of 2001, the Company established a reserve for the estimated uncollectible portion of accrued finance charges and fees on certain on-balance sheet loans that are more than 30+ days delinquent. Previously, these accrued finance charges and fees were reversed against current finance charge and fee revenue upon charge-off, which generally occurred no later than 180 days after a loan became delinquent. The effect of adopting this change was to advance the timing of finance charge and fee income reversals, resulting in a decrease in loans receivable and interest and non-interest income of $5.6 million at the time of adoption.

8. COMMITMENT AND CONTINGENCIES

Following the Company's third quarter earnings release, on October 31, 2001, several holders of the Company's common stock purporting to represent a class of similarly aggrieved stockholders have filed lawsuits against the Company and certain directors and senior officers. These complaints allege that from March 30, 2000 to October 30, 2001, the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making a series of materially false and misleading statements concerning the Company's operations, financial condition, and prospects for 2000 and 2001. Each of the complaints also allege that certain of the Company's officers and directors violated Section 10(b) and Rule 10b-5 by trading stock of the Company while in possession of material nonpublic information. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. The Company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's business, future results of operations, financial position or cash flows in a particular period.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as the previous standard required. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. SFAS No. 141 was adopted by the Company as required in the third quarter of 2001 and did not have a material effect on the Company's consolidated financial statements. The Company plans to adopt SFAS No. 142 in fiscal 2002 and is currently assessing its potential impact. Goodwill amortization was approximately $83,000 in both the third and second quarter of 2001.

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

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include the following: the Company's limited operating history which makes evaluation of the Company's business and prospects difficult; the Company has a history of losses and it anticipates future losses; the Company's limited operating history makes the Company's financial forecasting difficult; the Company's unseasoned credit card portfolio makes the Company's predictions of delinquency and loss levels difficult; the Company may be unable to retain its customers when it increases their introductory rates; the Company may encounter difficulties due to the Company's untested customer base; the Company may be unable to satisfactorily fund its working capital requirements or loan portfolio; the Company may be adversely affected if it fails to attract and retain key personnel; the Company may be unable to effectively manage the rapid growth in its operations; the Company's business could be harmed by intense and increasing competition in financial services; the Company's operating results are subject to interest rate fluctuations; and the Company may be unable to undertake additional activities due to governmental regulation, including restrictions and/or limitations arising from banking laws, regulations and examination, including the current proceedings before the OCC and the related appeal described in the press release, attached as an exhibit hereto, or it may face increased governmental regulation and legal uncertainties. These and other risks and uncertainties are described in detail in the Company's 2000 Annual Report on Form 10-K under the heading "Risks Related to Our Business," and in other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

RECENT EVENTS

On October 31, 2001, the Company announced that its Board of Directors had retained Goldman, Sachs & Co. to explore opportunities for the sale of the Company to a larger, more established financial institution with the resources necessary to support the Company's continued growth. The Company's decision resulted from its belief that, given newly imposed regulatory limitations on its business operations, as well as the current market environment, it can best enhance shareholder value through a transaction with a larger and better-capitalized entity. Goldman Sachs has commenced an active marketing program for the sale of the Company. A copy of the Company's press release announcing the retention of Goldman, Sachs & Co., as well as providing additional reserves and limiting certain operating activities, has been attached to this Form 10-Q as an exhibit.

In the third quarter of 2001, the Company increased reserves and began limiting certain lending activities of its wholly owned banking subsidiary, NextBank, N.A. (the "Bank"). These steps resulted, in part, from discussions with the Bank's regulators, the OCC and the Federal Deposit Insurance Corporation (the "FDIC," collectively with the OCC, the "Regulators"), as well as in consideration of the worsening economic situation. The Regulators are currently completing an examination of the Bank.

The Company also determined that, effective in the third quarter of 2001, it would re-classify as credit losses certain loan losses that were previously classified as fraud losses. This change in classification had the effect of increasing the Company's reported credit losses, while decreasing the Company's reported other expenses. The Company believes that a substantial portion of these re-classified losses are related to fraudulent account origination activity specific to the Internet channel. As a result of discussions with Regulators, the Company is developing an account level classification system to identify fraudulent account in this category with a greater degree of precision. Until such time that this classification system is fully developed and has been accepted by the Regulators, the Company will continue to classify these loans as credit losses and include them in its calculation of the allowance for loan losses.

As a result of the above-described re-classification, and in light of the increasing loss and delinquency trends experienced in the Company's loan portfolio, as well as deteriorating economic conditions generally, which the Company reasonably expects will continue, and may, in fact, worsen, the Company determined to increase its allowance for loan losses in the third quarter of 2001 to $71.6 million from $31.0 million at June 30, 2001.

Based upon the above-described fraud loss re-classification, the Regulators have determined that the Company's securitization activities do not qualify for "low-level recourse treatment" under applicable regulatory capital regulations. The impact of the Regulators' decision to disallow low-level recourse treatment on the approximately $1.2 billion of securitized assets was to increase NextBank's risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001. NextBank intends to appeal this determination, however the outcome or timing of this appeal cannot be predicted at this time.

As an additional result of the Company's discussions with the Regulators, the Company has further tightened its underwriting criteria to limit new account originations only to FICO scores above 680, suspended originations of secured credit cards and suspended or limited certain line management programs, re-pricing programs and fee-based product strategies.

NextBank also established a valuation reserve during the third quarter in the amount of $5.6 million to recognize the estimated uncollectible portion of accrued finance charges and fees on certain on-balance sheet loans that are more than 30+ days delinquent. Historically, these finance charges and fees were reversed against current revenue upon charge-off of the related account.

Finally, during the third quarter of 2001, NextBank expensed $35.7 million in certain capitalized intercompany acquisition costs previously expensed by the Company but still capitalized on the Bank's books. This change reduced NextBank's regulatory capital on a dollar-for-dollar basis but did not have any effect on the Company's consolidated financial statements.

As a result of the increase in loan loss reserves, the elimination of low-level recourse treatment for securitized assets, the write-off of deferred acquisition costs and NextBank's reported loss for the third quarter 2001, NextBank was "significantly undercapitalized" at September 30, 2001 because its risk-based capital ratio dropped below 6% as of that date. NextBank's Tier 1 and Leverage capital ratios remain at amounts consistent with requirements for "adequately capitalized" and "well capitalized" banks. See the "Capital Adequacy" section for a further discussion of the restrictions imposed on significantly undercapitalized banks.

EARNINGS SUMMARY

Net loss for the three months ended September 30, 2001 was $53.1 million, or $1.00 per share, an increase of 162% over net loss of $20.3 million, or $0.38 per share for the three months ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $84.1 million, or $1.58 per share, an increase of 35% over net loss of $62.4 million, or $1.19 per share for the nine months ended September 30, 2000.

As of September 30, 2001, managed loans, which includes reported and securitized loans, were $2.0 billion, an increase of $221 million, or 12%, over the balance at June 30, 2001. Average managed credit card loans for the third quarter of 2001 increased to $1.9 billion from $962.0 million for the third quarter of 2000, and total customer accounts more than doubled for the same period, from 577,000 to 1.2 million. These large increases in balances and accounts are the result of the continued success of the Company's marketing and account management strategies and the increased acceptance of credit card usage over the Internet.

The Company's managed net interest margin increased to 7.80% for the third quarter of 2001 compared to 6.02% for the same quarter in 2000. The Company has seen continued improvements in cost of funds during the third quarter of 2001 as the Company benefited from further re-pricing of its CD portfolio and conduit borrowing facilities with the overall decrease in interest rates. Cost of funds decreased by 80 basis points quarter over quarter.

Including the change in fraud classification discussed above, the managed net credit loss rate for the third quarter of 2001 increased to 7.89% from 2.67% for the same quarter in 2000. If the change in fraud classification were excluded, however, the credit loss rate would have been 6.13%, compared to 4.92% for the second quarter of 2001. The 30+ delinquency rate at September 30, 2001 increased to 5.90% from 5.25% for the second quarter of 2001 and 3.30% for the third quarter of 2000. Based on the ongoing seasoning of the portfolio, the larger than anticipated increase in bankruptcy filings and general uncertainty regarding the decline in overall economic conditions, the Company expects that credit loss and delinquency rates will continue to increase into the fourth quarter of 2001.

Notwithstanding the stronger yield on the loan portfolio and continued lower cost of funds, risk-adjusted margin for the third quarter of 2001 declined to 7.57%, compared to 8.34% in the second quarter of 2001 and 9.05% in the third quarter of 2000. The decrease has been driven by the factors discussed above, most importantly the third quarter of 2001 reclassification of fraud losses and the establishment of a valuation reserve for the estimated uncollectible portion of accrued finance charges and fees on certain on-balance sheet loans in the third quarter of 2001. Without these two changes, the risk-adjusted margin for the third quarter of 2001 would have been 10.51%.

The provision for loan losses increased $39.4 million, or 244%, in the third quarter of 2001 compared to the same quarter of 2000, reflecting increased delinquency and loss rates within the portfolio. At September 30, 2001, the allowance for loan losses represented 12.9% of reported loans compared to 3.9% in the same quarter of 2000. Managed non-interest income of $33.7 million was $12.0 million, or 55%, higher than managed non-interest income in the third quarter of 2000, reflecting the increase in credit card fee and interchange income on a larger average loan portfolio as well as the increased frequency of past-due fees charged as compared to the same period in the prior year. This increase was partially offset by a portion of the valuation reserve established by the Company in the third quarter of 2001 to recognize the estimated uncollectible portion of accrued fees on certain on-balance sheet loans that are more than 30+ days delinquent.

Non-interest expenses increased to $43.8 million in the third quarter of 2001 from $40.5 million in the third quarter of 2000. Increases in both salaries and benefits expense of $1.7 million, or 11%, and credit card activation and servicing costs of $4.0 million, or 71%, reflects the increase in the cost of operations to manage the growth in customers, products and portfolio. These increases were partially offset by the decrease in marketing expense of $4.5 million in the third quarter of 2001 due primarily to the Company's continued use of its proprietary Internet Database marketing systems to increase efficiency of the Company's marketing spend.

SECURITIZATION AND FINANCIAL STATEMENT IMPACT

The Company securitizes the majority of its eligible Company-issued credit card receivables through the NextCard Credit Card Master Note Trust (the "Master Trust"). These credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets held by the Master Trust to third-party commercial paper-based conduits and capital market investors. At September 30, 2001, the Master Trust had $1.6 billion of total balances outstanding. The Master Trust has eight series of investor notes outstanding, five of which qualify for sales treatment under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125" ("SFAS No. 140"). At September 30, 2001, approximately $1.3 billion of qualifying receivables related to these series' transfers were treated as sales.

The Company has three third-party commercial paper-based conduit facilities that do not qualify for sales treatment under SFAS No. 140. The maximum capacity for these facilities is $550.0 million of which $174.0 million was utilized at September 30, 2001. These facilities bear interest at commercial paper rates plus a spread.

When securitizations qualify for off-balance sheet sales treatment, the Company retains certain undivided ownership interests, or Seller's Interest, and certain subordinated interests. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitized receivables are not reflected in the condensed consolidated balance sheets. The subordinated retained ownership interests are included in "Due from Securitizations" in the condensed consolidated balance sheets which also includes amounts deposited in accounts held by the Master Trust for the benefit of the Master Trust's security holders, servicing fee receivables and interest-only strip receivables.

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

The Company services the accounts underlying the securitized receivables and earns a monthly fee. The finance charges and fees generated by the securitized receivables in excess of the interest paid to investors, related credit losses, servicing fees and other transaction expenses are referred to as "excess servicing income." Revenue resulting from excess servicing income is recognized each month, first as a reduction of the interest-only strip receivable and then, to the extent the amount received exceeds the related component of the interest-only strip receivable (which is recorded at present value), as securitization income.

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

Subsequent to each sale, the Company's subordinated retained interests are carried at estimated fair market value with changes in fair value reported as non-interest income. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows.

The Company allocates resources on a managed basis and financial information provided to management reflects our results on a managed basis. Therefore, an adjustment is required to reconcile the managed financial information to the financial information reported in the condensed consolidated financial statements. This adjustment reclassifies interest income, interchange, other fees, interest paid to investors, credit losses, and other trust expenses into securitization and servicing income. The managed results also include the impact of sales treatment accorded to certain securitization transactions.

                                               THREE MONTHS ENDED                             THREE MONTHS ENDED
                                               SEPTEMBER 30, 2001                             SEPTEMBER 30, 2000
                                   ------------------------------------------     ------------------------------------------
                                      TOTAL      SECURITIZATION       TOTAL          TOTAL       SECURITIZATION      TOTAL
                                     MANAGED       ADJUSTMENTS        OWNED         MANAGED       ADJUSTMENTS        OWNED
                                   -----------     -----------      ---------     -----------      ---------       ---------
                                                                        (in thousands)
Interest income ................   $    62,026     $   (42,371)     $  19,655     $    35,184      $ (10,655)      $  24,529
Interest expense ...............        22,485         (14,122)         8,363          17,503         (5,569)         11,934
                                   -----------     -----------      ---------     -----------      ---------       ---------
Net interest income ............        39,541         (28,249)        11,292          17,681         (5,086)         12,595
Provision for loan losses ......        81,388         (25,854)        55,534          18,516         (2,382)         16,134
                                   -----------     -----------      ---------     -----------      ---------       ---------
Net interest income after
  Provision for loan losses ....       (41,847)         (2,395)       (44,242)           (835)        (2,704)         (3,539)
Non-interest income ............        33,719           1,172         34,891          21,759          2,001          23,760
Non-interest expense ...........        45,018          (1,223)        43,795          41,182           (703)         40,479
                                   -----------     -----------      ---------     -----------      ---------       ---------
Net loss .......................   $   (53,146)    $      --        $ (53,146)    $   (20,258)     $    --         $ (20,258)
                                   ===========     ===========      =========     ===========      =========       =========

Ending loans outstanding .......   $ 2,010,300     $ 1,456,107      $ 554,193     $ 1,093,437      $ 549,266       $ 544,171
                                   ===========     ===========      =========     ===========      =========       =========


                                               NINE MONTHS ENDED                                NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001                               SEPTEMBER 30, 2000
                                 ---------------------------------------------     -------------------------------------------
                                    TOTAL        SECURITIZATION        TOTAL          TOTAL       SECURITIZATION       TOTAL
                                   MANAGED         ADJUSTMENTS         OWNED         MANAGED        ADJUSTMENTS        OWNED
                                 -----------       -----------       ---------     -----------       ---------       ---------
                                                                         (in thousands)
Interest income ..............   $   164,005       $  (112,760)      $  51,245     $    81,882       $ (24,349)      $  57,533
Interest expense .............        69,920           (44,035)         25,885          38,581         (12,529)         26,052
                                 -----------       -----------       ---------     -----------       ---------       ---------
Net interest income ..........        94,085           (68,725)         25,360          43,301         (11,820)         31,481
Provision for loan losses ....       145,898           (51,806)         94,092          38,996          (4,214)         34,297
                                 -----------       -----------       ---------     -----------       ---------       ---------

Net interest income after
  Provision for loan losses ..       (51,813)          (16,919)        (68,732)          4,305          (7,606)         (2,816)
Non-interest income ..........       100,540             7,868         108,408          39,041           5,919          44,960
Non-interest expense .........       132,863            (9,051)        123,812         105,764          (1,687)        104,562
                                 -----------       -----------       ---------     -----------       ---------       ---------
Net loss .....................   $   (84,136)      $      --         $ (84,136)    $   (62,418)      $    --         $ (62,418)
                                 ===========       ===========       =========     ===========       =========       =========

Ending loans outstanding .....   $ 2,010,300       $ 1,456,107       $ 554,193     $ 1,093,437       $ 549,266       $ 544,171
                                 ===========       ===========       =========     ===========       =========       =========

MANAGED LOAN PORTFOLIO

The Company's managed loan portfolio is comprised of reported and securitized loans. Reported loans include loans the Company has originated and has not transferred into the Company's Master Trust, as well as those loan balances which have been transferred into the Master Trust in which the Company owns an undivided ownership interest (Seller's Interest). Securitized loan balances are those loan balances which have been securitized and accounted for as sales in accordance with SFAS No. 140, and are not assets of the Company. Therefore, those loan balances are not shown on the balance sheet. The following table summarizes the Company's managed loan portfolio:

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                            --------------------------      --------------------------
                                               2001            2000            2001            2000
                                            ----------      ----------      ----------      ----------
                                                                  (in thousands)
PERIOD-END BALANCES
Credit card loans:
  On-balance sheet ...................      $  554,193      $  544,171      $  554,193      $  544,171
  Loans held for securitization ......         167,000            --           167,000            --
  Securitized loans ..................       1,289,107         549,266       1,289,107         549,266
                                            ----------      ----------      ----------      ----------
Total managed loan portfolio .........      $2,010,300      $1,093,437      $2,010,300      $1,093,437
                                            ==========      ==========      ==========      ==========

AVERAGE BALANCES
Credit card loans:
  On-balance sheet(1) ................      $  631,381      $  642,280      $  551,167      $  522,359
  Securitized loans ..................       1,253,333         319,703       1,126,725         222,509
                                            ----------      ----------      ----------      ----------
Total managed loan portfolio .........      $1,884,714      $  961,983      $1,677,892      $  744,868
                                            ==========      ==========      ==========      ==========

--------------

 (1)  Includes loans held for securitization.

RISK-ADJUSTED REVENUE AND MARGIN

The Company's products are designed with the objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk-adjusted revenue and risk-adjusted margin of the managed portfolio. Risk-adjusted revenue is defined as credit card loan receivables interest, fee and interchange income less interest expense and net charge-offs. Risk-adjusted margin measures risk-adjusted revenue as a percentage of average managed credit card loan receivables. It considers not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products. The components of risk-adjusted revenue are discussed in more detail in other sections of this Management's Discussion and Analysis.

The following table provides operating data for the managed credit card loan portfolio:

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ---------------------------     ----------------------------
                                                    2001             2000           2001              2000
                                                 ----------       ----------     -----------       ----------
                                                              (in thousands, except percentages)
MANAGED STATEMENT OF OPERATIONS:
Credit card loan receivable interest income ..   $   60,895       $   31,560     $   157,905       $   71,871
Credit card fee income .......................       33,462           14,125          82,525           23,126
Interest expense .............................      (22,485)         (17,503)        (69,920)         (38,581)
Net charge-offs ..............................      (37,186)          (6,426)        (72,560)         (13,060)
                                                 ----------       ----------     -----------       ----------
  Risk-adjusted revenue ......................   $   34,686       $   21,756     $    97,950       $   43,366
                                                 ==========       ==========     ===========       ==========

RATIOS:(1)
Credit card loan yield .......................       13.10%           13.12%          12.72%           12.87%
Credit card fee income .......................        5.57%            5.88%           6.65%            4.14%
Interest expense .............................       (4.84)%          (7.28)%         (5.63)%          (6.91)%
Net charge-offs ..............................       (7.89)%          (2.67)%         (5.77)%          (2.34)%
                                                 ----------       ----------     -----------       ----------
  Risk-adjusted margin .......................        7.57%(2)         9.05%           7.97%(2)         7.76%
                                                 ==========       ==========     ===========       ==========

----------

(1) As a percentage of average managed credit card loans.

(2) If risk adjusted margin had been calculated without including certain loss accounts which the Company views as fraudulent accounts in the calculation of charge-offs and excluding the valuation reserve established for the estimated uncollectible portion of accrued finance charges and fees on certain on-balance sheet loans, the risk-adjusted margin would have been 10.51% and 9.07%, respectively for the three and nine month periods ended September 30, 2001.

NET INTEREST INCOME

Net interest income consists of interest earned on the Company's credit card loan portfolio, cash and investment securities less interest expense on borrowings to fund these earning assets.

Reported net interest income for the three months ended September 30, 2001 was $11.3 million, compared to $12.6 million for the same period in 2000, representing a decrease of $1.3 million, or 10%. The reported net interest margin increased to 6.22% for the three months ended September 30, 2001, from 6.09% for the same period of 2000. For the nine months ended September 30, 2001, reported net interest income was $25.4 million, compared to $31.5 million for the same period in 2000, a decrease of $6.1 million, or 19%. The reported net interest margin decreased to 5.12% for the nine months ended September 30, 2001, from 5.88% for the same period of 2000. These changes were primarily due to $90.2 million and $44.5 million decreases in average reported interest-earning assets for the three and nine months, respectively, ended September 30, 2001 and $2.3 million and $88.5 million increases in average reported interest-bearing liabilities, over the comparable periods in 2000. These changes resulted from the Company's increasing off-balance sheet securitization activities and increased reliance on deposits with a corresponding decrease in capital to fund the loan portfolio. The net interest spread for the third quarter of 2001 was 5.69% compared with 4.61% for the third quarter of 2000. The net interest spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities. The improvement in net interest spread from the third quarter of 2001 is primarily related to the decrease in the overall interest rate environment, which has a direct impact on the Company's cost of funds.

Managed net interest income for the three months ended September 30, 2001 was $39.5 million, or 7.80% of average managed credit card loans, compared to $17.7 million, or 6.02% for the same period in 2000. Managed net interest income for the nine months ended September 30, 2001 was $94.1 million, or 6.79%, compared to $43.3 million, or 6.03% for the same period in 2000. These increases in net-interest income were primarily due to the yield on the Company's cost of funds decreasing faster than the yield on the credit card portfolio as the prime rate declined in 2001 compared to the same period in 2000. In addition to the decline in interest rates, the decline in cost of funds was due to three primary factors. First, the continued repricing of the deposit portfolio which has an average life of six to seven months. Second, the Company's strategy of not relying on any one funding source has allowed the Company to be selective in the funding mix that it chooses, creating competition among the various sources, and thereby reducing the Company's cost of funds. Finally, as the Company has grown, it has taken advantage of being able to refine its securitization structures creating greater cost and capital efficiencies. There can be no assurances that the Company's past diversified funding sources will continue to be available on terms attractive to the Company.

The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000.

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                                THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                SEPTEMBER 30, 2001                   SEPTEMBER 30, 2000
                                        ----------------------------------    ---------------------------------
                                         AVERAGE      INCOME/       YIELD/     AVERAGE       INCOME/     YIELD/
                                         BALANCE      EXPENSE       RATE       BALANCE       EXPENSE      RATE
                                        ----------    -------       -----     ----------    ---------    ------
                                                           (in thousands, except percentages)
OWNED BASIS:
ASSETS:
Interest-Earning assets
  Credit card loans..................   $  631,381    $19,008       12.21%    $  642,280    $  20,980     13.07%
  Interest-earning cash..............      104,968        647        2.50%       184,309        3,549      7.70%
                                        ----------    -------       -----     ----------    ---------     -----
Total interest-earning assets........      736,349     19,655       10.83%       826,589       24,529     11.87%

Allowance for loan losses............      (40,847)                              (20,056)
Other assets.........................      164,114                               113,061
                                        ----------                            ----------
Total assets.........................   $  859,616                            $  919,594
                                        ==========                            ==========

LIABILITIES AND EQUITY
Interest-bearing liabilities
  Borrowings.........................   $  114,275        875        3.11%       406,970        7,512      7.38%
  Deposits...........................      545,429      7,488        5.57%       250,398        4,422      7.06%
                                        ----------    -------       -----     ----------    ---------     -----
Total interest-bearing  liabilities..      659,704      8,363        5.14%       657,368       11,934      7.26%
Other liabilities....................       44,938                                34,116
                                        ----------                            ----------
Total liabilities....................      704,642                               691,484
Equity...............................      154,974                               228,110
                                        ----------                            ----------
Total liabilities and equity.........   $  859,616                            $  919,594
                                        ==========                            ==========

NET INTEREST SPREAD                                                  5.69%                                 4.61%
                                                                     ====                                 =====
Interest income to average
  interest-earning assets............                               10.83%                                11.87%
Interest expense to average
  interest-earning assets............                                4.61%                                 5.78%
                                                                    -----                                 -----
NET INTEREST MARGIN                                                  6.22%                                 6.09%
                                                                    =====                                 =====

MANAGED BASIS:
Credit card loans....................   $1,884,714    $60,895       13.10%    $  961,983    $  31,560     13.12%
Total interest-earning assets........    2,056,782     62,026       12.23%     1,173,908       35,184     11.99%
Total interest-bearing liabilities...    1,913,038     22,485        4.77%     1,012,368       17,503      6.92%
Net interest spread..................          --          --        7.46%           --           --       5.07%
Net interest margin..................          --      39,541        7.80%           --        17,681      6.02%

STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                                THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                SEPTEMBER 30, 2001                   SEPTEMBER 30, 2000
                                        ----------------------------------    ---------------------------------
                                         AVERAGE      INCOME/       YIELD/     AVERAGE       INCOME/     YIELD/
                                         BALANCE      EXPENSE       RATE       BALANCE       EXPENSE      RATE
                                        ----------    -------       -----     ----------    ---------    ------
                                                           (in thousands, except percentages)

OWNED BASIS:
ASSETS:
Interest-Earning assets
  Credit card loans..................   $  551,167   $ 47,304       11.60%    $  522,359    $  48,441     12.36%
  Interest-earning cash..............      118,156      3,941        4.51%       191,493        9,092      6.33%
                                        ----------   --------       -----     ----------    ---------     -----
Total interest-earning assets........      669,323     51,245       10.35%       713,852       57,533     10.75%

Allowance for loan losses............      (32,027)                              (15,434)
Other assets.........................      171,890                                84,941
                                        ----------                            ----------
Total assets.........................   $  809,186                            $  783,359
                                        ==========                            ==========

LIABILITIES AND EQUITY
Interest-bearing liabilities
  Borrowings.........................   $  108,820      4,178        5.19%    $  354,963       18,075      6.79%
  Deposits...........................      485,983     21,707        6.04%       151,349        7,977      7.03%
                                        ----------   --------       -----     ----------    ---------     -----
Total interest-bearing liabilities...      594,803     25,885        5.88%       506,312       26,052      6.86%
Other liabilities....................       39,823                                28,212
                                        ----------                            ----------
Total liabilities....................      634,626                               534,524
Equity...............................      174,560                               248,835
                                        ----------                            ----------
Total liabilities and equity.........   $  809,186                            $  783,359
                                        ==========                            ==========

NET INTEREST SPREAD                                                  4.47%                                 3.89%
                                                                 ========                                 =====
Interest income to average
  interest-earning assets............                               10.35%                                10.75%
Interest expense to average
  interest-earning assets............                                5.23%                                 4.87%
                                                                 --------                                 -----
NET INTEREST MARGIN                                                  5.12%                                 5.88%
                                                                 ========                                 =====

MANAGED BASIS:
Credit card loans....................   $1,677,892   $157,905       12.72%    $  744,868    $  71,871     12.87%
Total interest-earning assets........    1,874,368    164,005       11.83%       955,632       81,822     11.42%
Total interest-bearing  liabilities..    1,695,137     69,920        5.58%       738,312       38,581      6.97%
Net interest rate spread.............           --         --        6.25%            --           --      4.45%
Net interest margin..................           --     94,085        6.79%            --       43,241      6.03%

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

                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                 SEPTEMBER 30, 2001 VS. 2000        SEPTEMBER 30, 2001 VS. 2000
                            ----------------------------------- -----------------------------------
                                           CHANGE DUE TO(1)                      CHANGE DUE TO(1)
                             INCREASE    ---------------------   INCREASE    ----------------------
                            (DECREASE)  VOLUME     YIELD/RATE   (DECREASE)    VOLUME     YIELD/RATE
                            --------    --------   ----------    --------    --------    ----------
                                                (in thousands)

Interest Income
  Credit card loans .....   $ (1,972)   $   (406)   $ (1,566)   $ (1,137)   $  9,643    $(10,780)
  Interest-earning cash..     (2,902)     (1,130)     (1,772)     (5,151)     (2,941)     (2,210)
                            --------    --------    --------    --------    --------    --------
Total interest income ...     (4,874)     (1,536)     (3,338)     (6,288)      6,702     (12,990)
                            --------    --------    --------    --------    --------    --------

Interest-Expense:
  Borrowings .............    (6,637)     (3,676)     (2,961)    (13,897)    (10,374)     (3,523)
  Deposits ...............     3,066       3,738        (672)     13,730      14,664        (934)
                            --------    --------    --------    --------    --------    --------

Total interest expense ..     (3,571)         62      (3,633)       (167)      4,290      (4,457)
                            --------    --------    --------    --------    --------    --------
Net interest income .....   $ (1,303)   $ (1,598)   $    295    $ (6,121)   $  2,412    $ (8,533)
                            ========    ========    ========    ========    ========    ========

--------------
 (1) The changes in interest due to both volume and rates have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.

NON-INTEREST INCOME

Interchange and other credit card fees consist of income from the Visa system for purchases made with the NextCard Visa and fees paid by the Company's cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for the three and nine month periods ended September 30, 2001 was $11.9 million and $31.6 million, respectively, compared with $10.2 million and $16.7 million for the same periods in 2000. The significant increase in credit card fee income in 2001 was attributable to the increase in the credit card loan portfolio, an increase in cardholder purchase volume, the introduction and the increase in marketing of fee-based products the Company's increased marketing of secured credit cards and the July 2000 change in domicile of NextBank's charter. In mid-2000, the Company began marketing fee-based products, beginning with Credit Guard, its credit protection product. In the second quarter of 2000, the Company moved the NextBank charter and brought the credit card fees it charges its customers more in line with the rest of the industry.

As previously discussed, the Company has suspended originations of secured credit cards and suspended or limited certain line management programs, re-pricing programs and fee-based product strategies. These product and fee changes, as well as the growth restrictions described above, will have the effect of reducing non-interest income beginning in the fourth quarter 2001.

As discussed more fully above in "Securitization and Financial Statement Impact," interchange and other credit card fees associated with loans which have been sold are no longer reported as "Interchange and credit card fees" but instead are reported as part of "Securitization Income." In addition, interest income generated by these securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses are also reported as part of "Securitization Income." Average securitized loans outstanding for the three and nine months ended September 30, 2001 were $1.3 billion and $1.1 billion, respectively, compared with $319.7 million and $222.5 million over the same periods in 2000, which represent increases of 292% and 406%, respectively. Securitization income in the third quarter of 2001 totaled $23.0 million and includes a gain on sale of $257,000 related to the sale of $71.1 million of credit card loan receivables and other securitization activities. A total of $7.6 million of such gains were recorded in the third quarter of 2000.

NON-INTEREST EXPENSE

Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, professional fees, marketing and credit card activation and servicing costs. Credit card activation costs include printing, postage, loan processing and credit bureau costs paid to third parties in connection with account origination activities. The Company also incurs advertising costs to promote the NextCard Visa on the Internet. Some of these Internet advertising costs are paid only if a customer is approved for a NextCard Visa. In accordance with generally accepted accounting principles, the Company capitalizes only the direct loan origination costs associated with successful account acquisition efforts. Capitalized loan origination costs are amortized over one year as an adjustment to credit card loan interest income or, for loans which have been securitized, as an adjustment to securitization and servicing income.

Total non-interest expense for the three and nine months ended September 30, 2001 was $43.8 million and $123.8 million, respectively, compared with $40.5 million and $104.6 million for the same periods in 2000, which represent increases of $3.3 million, or 8.2%, and $19.2 million, or 18.4%, respectively. Higher employee compensation and credit card activation and servicing costs were offset by a decrease in marketing and branding expenses. Salary and benefit expenses increased primarily due to staffing needs to support the increase in credit card accounts and other functions, including employees recently hired in the Company's new Phoenix Arizona customer service center. This increase was partially offset by certain salary and benefit costs capitalized in connection with the development of internal use software. The number of employees at September 30, 2001 was 1,045, compared with 650 at September 30, 2000. The increase in credit card activation and servicing costs was largely due to the increased number of credit card accounts, transaction volumes and loan balances as well as higher reserves set aside in anticipation of funding customer reward point redemptions. The decrease in marketing and branding expense is primarily attributable to the Company's increased marketing efficiencies resulting from the continued success of the Company's Internet Database Marketing ("IDM") system and its ability to continuously test and optimize its online marketing campaigns. In addition, as one of the largest advertisers on the Internet, the Company has more negotiating power, particularly as online advertising rates have continued to soften.

Total "other" non-interest expense was $6.4 million and $17.3 million for the three and nine months ended September 30, 2001, respectively, compared with $5.4 million and $10.8 million for the same periods in 2000, respectively. These increases were primarily related to insurance premiums, stationary and supplies, computer software and licenses, reported fraud losses, and travel. Such increases in these expense categories was expected with the increase in the credit card loan portfolio, general growth in the business and the building of an infrastructure to support this growth.

ASSET QUALITY

The Company's delinquency and net loan charge-off rates reflect, among other factors, the credit risk of loans, the average age of the Company's credit card account portfolio, the success of the Company's collection and recovery efforts and general economic conditions. Additionally, the credit risk of the loans is affected by the underwriting criteria utilized by the Company to approve customers. The average age of the Company's credit card portfolio affects the level and stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, as well as on collections and post charge-off recovery efforts, to minimize net losses. At September 30, 2001, the average age of the credit card receivables was 13-14 months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts and balances increase.

The Company's primary strategy for managing loan losses is the development of appropriate underwriting criteria and credit scoring algorithms to assess the creditworthiness of new customers. In addition, the Company monitors credit lines closely. Under these strategies, interest rates and credit line assignments are established for each credit card account based on its perceived risk profile. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to maximize the profitability of the accounts. The Company has grown its internal collections department as well as expanded the use of third parties to pursue delinquent customers.

DELINQUENCIES

Since delinquency levels on either an owned or managed basis subjects the Company to credit loss exposure, the Company monitors delinquencies on a managed basis. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It has been the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the loan principal balance is charged-off and related accrued interest and other fees are reversed. In the third quarter of 2001, the Company established a $5.6 million valuation reserve to recognize the estimated uncollectible portion of accrued finance charges and fees on certain on-balance sheet loans that are more than 30+ days delinquent. Credit card loans are generally charged off when the loan becomes contractually past due 180 days, with the exception of bankrupt accounts, which are charged off no later than the month after formal notification of bankruptcy. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                         -------------------    -------------------
                                      % OF                   % OF
                           LOANS      TOTAL       LOANS      TOTAL
                         ----------   ------    ----------   ------
                             (in thousands, except percentages)

Managed loan portfolio   $2,010,300   100.00%   $1,093,437   100.00%
Loans delinquent:
  31-60 days .........       33,962     1.69%       13,374     1.22%
  61-90 days .........       26,891     1.34%        8,067     0.74%
  91 or more .........       57,740     2.87%       14,626     1.34%
                         ----------   ------    ----------   ------
Total ................   $  118,593     5.90%   $   36,067     3.30%
                         ==========   ======    ==========   ======

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

For the three months ended September 30, 2001, the Company's managed net charge-off ratio was 7.89% compared to 4.92% for the three months ended June 30, 2001 and 2.67% for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the managed net charge-off ratio was 5.77% and 2.34%, respectively. Excluding the change in fraud classification discussed previously, the managed net charge-off ratio for the three and nine months ended September 30, 2001 would have been 6.13% and 5.12% respectively. The Company believes, consistent with its statistical models, and other credit analyses, that this rate will continue to rise into 2002 given the economic environment and the continued seasoning of the loan portfolio.

The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:


                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                             ------------------------    ------------------------
                                                2001          2000          2001          2000
                                             ----------    ----------    ----------     ---------
                                                      (in thousands, expect percentages)
ON-BALANCE SHEET:
Average loans outstanding ................   $  631,381    $  642,280    $  551,167    $  522,359
Net charge-offs ..........................       11,540         4,138        22,386         8,403
Net charge-offs as a percentage of average
   loans outstanding .....................         7.31%         2.58%         5.42%         2.14%

MANAGED:
Average loans outstanding ................    1,884,714       961,963     1,677,892       744,868
Net charge-offs ..........................       37,186         6,426        72,560        13,060
Net charge-offs as a percentage of average
   loans outstanding .....................         7.89%         2.67%         5.77%         2.34%



PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained for on-balance sheet loans. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses inherent in the existing on-balance sheet loan portfolio.

The provision for loan losses for on-balance sheet loans for the three and nine months ended September 30, 2001, totaled $55.5 million and $94.1 million compared with $16.1 million and $34.3 million for the same periods in 2000. At September 30, 2001, the allowance for loan losses represented 12.92% of reported loans compared to 3.93% at September 30, 2000. The provision increased due to the Company in the third quarter of 2001 classifying as credit losses certain loan charge-offs previously classified as fraud losses. The effect of this reclassification was to include such loans in the Company's calculation of the allowance for loan losses. In addition to the above-described reclassification, the increase in the provision for loan losses also takes into consideration the increasing loss and delinquency trends experienced in the Company's loan portfolio, as well as deteriorating economic conditions, generally, which the Company reasonably expects will continue and may, in fact, worsen.

The following table presents the change in the Company's allowance for loan losses for the periods presented:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       ---------------------     ---------------------
                                         2001         2000         2001         2000
                                       --------     --------     --------     --------
                                               (in thousands, except percentages)
Balance, beginning of period .......   $ 31,074     $ 16,239     $ 25,136     $ 11,500
Provision for loan losses ..........     55,534       16,134       94,092       34,297

Charge-offs ........................    (12,503)      (4,291)     (25,697)      (8,731)
Recoveries .........................        963          153        3,311          328
                                       --------     --------     --------     --------
  Net charge-offs ..................    (11,540)      (4,138)     (22,386)      (8,403)

Transfers(1) .......................     (3,470)      (6,858)     (25,244)     (16,017)
                                       --------     --------     --------     --------
Balance, end of period .............   $ 71,598     $ 21,377     $ 71,598     $ 21,377
                                       ========     ========     ========     ========

As a percentage of reported loans(2)      12.92%        3.93%       12.92%        3.93%
                                       ========     ========     ========     ========


--------

(1)    Transfers  from  the  allowance  for  loan  losses  primarily   represent
       allocable loan loss reserves associated with credit card loan sale transactions, including securitization transactions.

(2)    Excluding loans held for securitization.

Loans held for securitization at September 30, 2001 of $167.0 million are those loan balances eligible for securitization which management has committed to securitize or sell, generally within six months. These loans are carried at the lower of aggregate cost or market value.

In addition to loans that the Company plans on securitizing and selling through third-party commercial conduits or the term securitization market, the Company also has a systematic program in place to sell certain delinquent loans to other third parties. When loans are so identified as held for sale to third parties, they are transferred to assets held for sale at the lower of their carrying value, which is the aggregate cost net of applicable allowance for loan losses, or market value. If at the time of transfer, the market value is less than carrying value, the differential is recorded as an additional provision for loan losses. Subsequent declines in the market value of assets held for sale are recorded as a charge that is included in the non-interest income classification. Conversely, increases in market value are not recognized into income until realized. Sales of loans are recorded when the proceeds are received. The total aggregate cost of loan balances transferred to the assets held for sale category was $3.5 million and $9.2 million for the three and nine-month periods ended September 30, 2001. As of September 30, 2001, the carrying value of loans in the asset held for sale category was not significant. Since loans transferred to loans held for securitization or assets held for sale are carried at the lower of cost or market value, they are not included in the evaluation of the adequacy of the allowance for loss losses subsequent to the transfer.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

The Company finances the growth of its credit card loan portfolio through cash flow from operations, third-party paper conduit facilities, subsidiary bank deposits, asset securitization and equity issuance.

The Company funds a large portion of its credit card loan portfolio growth from sales of its credit card loans to third-party commercial conduits. Cash generated from these transactions was used exclusively to fund credit card loan portfolio growth. Currently, the Company utilizes six third-party paper conduits provided by the following institutions:

                                                  COMMITTED
                                                   AMOUNT       REVOLVING PERIOD ENDS
                                                 -----------    ---------------------
                                                (in millions)

     Chase Securities, Inc..................      $   150.0        December 2001
     ING Barings (U.S.) Capital Markets LLC.          150.0        January 2004
     Barclays Bank PLC......................          300.0        May 2002
     Deutsche Bank AG.......................          200.0        February 2003
     Credit Suisse First Boston.............          200.0        June 2004
     Canadian Imperial Bank of Commerce.....          200.0        October 2002
                                                  ---------
                                                  $ 1,200.0
                                                  =========

As of September 30, 2001, $962.0 million was available on these conduits.

The Company has the ability to fund new receivables during the revolving period of these conduits, if renewed by the conduit provider. Each conduit facility is generally renewable every 364 day period except the ING Barings facility, which does not need to be renewed during the revolving period. After the revolving period expires, principal collections generated by the securitized receivables are used to pay the principal amount then outstanding under these conduits. The occurrence of certain events, such as early termination due to the occurrence of certain contingencies, may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. The Company does not believe that the decision of any single conduit provider not to renew its facility at the end of the revolving period, or the occurrence of a termination event for any single conduit facility, would have a material adverse effect on the Company's liquidity position.

To further diversify its funding sources to include term securities along with conduit relationships and bank deposits, the Company accessed the term securitization market in the fourth quarter of 2000. In December 2000, the Company completed its first private placement term securitization transaction in the amount of $500.0 million. On May 8, 2001, the Company completed its second private placement term securitization transaction in the amount of $700.0 million. The expected principal payment dates for these deals are December 15, 2003 and April 15, 2004, respectively, and the final maturity dates for these deals are December 15, 2006 and April 16, 2007, respectively.

The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's continuing ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued acceptable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources, which could create liquidity risks if other funding is.

Beginning in the last quarter of 1999, NextBank, N.A. began issuing jumbo certificates of deposit ("CDs"). These CDs are generally issued to institutional and retail customers in increments of $100,000. As of September 30, 2001, $607.5 million of CDs were outstanding with maturities as follows:

                                        (in thousands)
Three months or less ..................   $172,954
Over three months through twelve months    397,377
Over one year through five years ......     37,182
                                          --------
Total Deposits ........................   $607,513
                                          ========

As a result of the Bank being "significantly undercapitalized," as further described below, the Bank is no longer able to accept or renew "brokered deposits," which are Certificates of Deposit placed with the Bank as a result of a brokerage or pooling program. As of September 30, 2001, approximately 9.0% of the Bank's CD portfolio qualified as "brokered deposits." While the Company does not believe that its ongoing inability to accept or renew brokered deposits will have a material adverse effect on the Company, it should be noted that the Company's liquidity could be negatively impacted. No assurance can be given with respect to the possible effect, if any, on the Company's direct deposit program of being categorized as "significantly undercapitalized."

The Company believes that its cash flow from operations and asset securitization programs, together with the secured bank borrowings and subsidiary bank deposit program, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

Total cash and cash equivalents at September 30, 2001 were $129.9 million, a decrease of $60.8 million from December 31, 2000.

CAPITAL ADEQUACY

NextBank is subject to capital adequacy guidelines adopted by the OCC. The capital adequacy guidelines and the regulatory framework for PCA require NextBank to maintain specific capital levels based upon quantitative measures of its assets, liabilities and off-balance sheet items. The elements of such measures include: Tier 1 Capital, which consists principally of stockholders' equity less goodwill; total risk-based capital is Tier 1 capital plus a portion of the allowance for loan losses; risk-weighted assets are the sum of total risk-weighted balance sheet assets and the total of risk-weighted off-balance sheet credit equivalent amounts; and adjusted total assets means the average total assets figure on a bank's most recent Consolidated Report of Condition and Income, minus goodwill. Based on these measures, three capital ratios are used to measure capital adequacy under PCA for a given financial institution as shown in the table below.

The Regulators have notified the Bank that, as a result of the change in treatment of certain losses on loans sold through the Bank's securitization activities as fraud losses rather than credit losses, as described above, they have determined that the Company's securitization activities do not qualify for "low-level recourse treatment" under applicable regulations. The impact of the Regulators' decision to disallow low-level recourse treatment on the securitized assets was to increase the Bank's risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001. The Bank intends to appeal this matter in accordance with OCC procedures; however, no assurances can be given as to whether this appeal will be favorably decided or the timing of any action on the appeal.

As a result of the increase in loan loss reserves, the elimination of low-level recourse treatment for securitized assets, the write-off of certain capitalized intercompany deferred acquisition costs and NextBank's reported loss for the third quarter 2001, as more fully discussed in the Recent Events Section, the Bank's total risk-based capital ratio decreased to 5.38% of total risk-weighted assets as of September 30, 2001, as compared to 17.35% as of June 30, 2001. The Bank's Tier 1 risk-based capital ratio was 4.11% as of September 30, 2001, as compared to 15.69%, as of June 30, 2001, and the Bank's leverage ratio was 10.79% as of September 30, 2001, as compared to 18.55% as of

June 30, 2001. As a result, NextBank is considered "significantly undercapitalized" under federal banking regulations because its risk-based capital ratio has dropped below 6.00%. NextBank's Tier 1 and leverage capital ratios remain at amounts consistent with requirements for "well-capitalized" banks.

The following tables summarize the capital levels for each PCA category as well as NextBank's actual capital ratios as of September 30, 2001.

                         NEXTBANK
                         ACTUAL          WELL          ADEQUATELY        UNDER-         SIGNIFICANTLY
CAPITAL RATIOS           RATIOS       CAPITALIZED      CAPITALIZED     CAPITALIZED    UNDER-CAPITALIZED
---------------------- -----------  --------------  -----------------  ------------   ------------------
Tier 1 to Risk-Based
Capital................    4.11%    > or = to  6.0%   > or = to 4.0%      < 4.0%         < 3.0%
Total Risk-Based
Capital................    5.38%    > or = to 10.0%   > or = to 8.0%      < 8.0%         < 6.0%
Leverage Ratio of
Tier 1 Capital to
Adjusted Total Assets..   10.79%    > or = to  5.0%   > or = to 4.0%      < 4.0%         < 3.0%

As a "significantly undercapitalized" institution, NextBank is subject to PCA under applicable federal banking law. Under PCA provisions, NextBank must promptly submit an acceptable capital restoration plan to the OCC. In addition, NextBank is prohibited from increasing its average asset position above that established in the third quarter of 2001, will be prohibited from accepting or renewing any "brokered" deposits and must limit certain payments from NextBank to any affiliated entity. NextBank will also be subject to heightened regulatory scrutiny and prior approval requirements. Additional restrictions could be imposed on NextBank at the discretion of the OCC, without prior notice.

The Bank had previously agreed with the OCC to maintain total capital of not less than 12.0% of risk-weighted assets, a level that exceeds the regulatory requirements for well-capitalized institutions. As of September 30, 2001, the Bank would have required approximately $140.0 million in additional regulatory capital to reach that level of regulatory capital.

Filed herewith as Exhibit 10.50 is a copy of a Capital Assurance Agreement, dated as of October 26, 2000. The Capital Assurance Agreement states that, if the Bank falls below "well capitalized" status, the Company will contribute sufficient additional capital to return the Bank to "well capitalized" status. On November 7, 2001, the Bank notified the Company pursuant to Section 1 of the Capital Assurance Agreement, that it has fallen below "well capitalized status". This notice is currently under review by the Company.

In addition to the above capital ratios, the OCC has required that for the first three years of operations, NextBank maintain a ratio of stockholders' equity plus the allowance for loan losses to total managed assets of no less than 6.5%. As of September 30, 2001 NextBank was in compliance with this capital requirement.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Following the Company's third quarter earnings release, on October 31, 2001, several holders of the Company's common stock purporting to represent a class of similarly aggrieved stockholders have filed lawsuits against the Company and certain directors and senior officers. These complaints allege that from March 30, 2000 to October 30, 2001, the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by making a series of materially false and misleading statements concerning the Company's operations, financial condition, and prospects for 2000 and 2001. Each of the complaints also allege that certain of the Company's officers and directors violated Section 10(b) and Rule 10b-5 by trading stock of the Company while in possession of material nonpublic information. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. The Company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

 Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's business, future results of operations, financial position or cash flows in a particular period.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 2.    CHANGES IN SECURITIES

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES HOLDERS

Not applicable

ITEM 4.    SUBMISSIONS OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

On September 19, 2001, Daniel Eitingon resigned as a Director of NextCard, Inc., as he had accepted a position as Executive Vice President of Visa International.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         EXHIBIT
         NUMBER     DESCRIPTION
         -------    -----------

         10.47 Independent Contractor Agreement dated January 1, 2001, between NextCard, Inc. and Tim Coltrell.

         10.48      Press Release of NextCard, Inc., dated October 31, 2001.

         10.49 Employment Agreement, dated as of July 1, 2001, between the Company and Yinzi Cai.

         10.50      Capital Assurance Agreement, dated as of October 26, 2000.


    (b)  Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NEXTCARD, INC.
                           -------------
                           (Registrant)


Date: November 14, 2001        /s/ BRUCE G. RIGIONE
                               --------------------
                               Bruce G. Rigione
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)