Form 10-K
period 2001-12-31
NEXTCARD INC
filed 2002-04-16
CIK 1081015

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 31, 2002, there were 54,200,359 shares of the registrant's common stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting. At that date, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,281,000.


================================================================================

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                     PART I

Item 1.          Business.............................................................................    4
Item 2.          Properties...........................................................................   16
Item 3.          Legal Proceedings....................................................................   16
Item 4.          Submission of Matters to a Vote of Security Holders..................................   17

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters................   17
Item 6.          Selected Consolidated Financial Data.................................................   18
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................   19
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk...........................   26
Item 8.          Consolidated Financial Statements and Supplementary Data.............................   27
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   45

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant...................................   46
Item 11.         Executive Compensation...............................................................   48
Item 12.         Security Ownership of Certain Beneficial Owners and Management.......................   52
Item 13.         Certain Relationships and Related Transactions.......................................   53

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   55
Signatures............................................................................................   56
Exhibit Index.........................................................................................   57



                                 ---------------

   NextCard is our registered trademark. This Annual Report on Form 10-K also contains trademarks of other companies.

                       This page intentionally left blank.

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains certain forward-looking statements relating to possible future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined under "Factors Affecting Future Results." These factors may cause our actual results to differ materially from any forward-looking statement. When we refer to "NextCard", "we", "our" and "us" in this Annual Report on Form 10-K, we refer only to NextCard, Inc. and not to NextCard and its subsidiaries, unless the context indicates otherwise.

        Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

RECENT DEVELOPMENTS

        On February 7, 2002, the Office of the Comptroller of the Currency (the "OCC") closed our wholly owned subsidiary, NextBank, National Association ("NextBank"), and appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver for NextBank. As a result, the assets and liabilities of NextBank are now owned by the FDIC and we no longer issue cards for NextBank. Additionally, our financial statements for each of the last three fiscal years now reflect NextBank as a discontinued operation. NextBank was our only significant subsidiary at December 31, 2001, 2000 and 1999. See Footnote 1 of Notes to Consolidated Financial Statements.

        Effective March 1, 2002, we entered into a restated and amended service agreement with the FDIC in its capacity as receiver for NextBank. We refer to this agreement as the FDIC Service Agreement. Pursuant to the FDIC Service Agreement, we terminated substantially all of our employees and transferred the portfolio servicing operations to the FDIC and agreed to continue providing to the FDIC, for a minimum of three months, certain administrative services and a nonexclusive license to our intellectual property. The FDIC Service Agreement provides for the FDIC to have uninterrupted access to our technology and proprietary systems while the FDIC seeks a buyer for NextBank's portfolio of credit card loans. In exchange for our commitment to continue providing technology support for the NextBank portfolio, the FDIC has agreed to pay us certain fees and retention benefits necessary to maintain this support. The FDIC has the option to continue the FDIC Service Agreement on a monthly basis after May 30, 2002 in return for our agreement to continue providing the specified support. In addition, pursuant to this agreement, the FDIC has agreed to make a $1.0 million non-recourse loan to us in three equal installments. The loan is non-interest bearing, will mature on September 12, 2002 and is secured by an assignment in favor of the FDIC for all of our right, title and interest in and to the security backing a letter of credit, in like amount as the loan, executed in favor of MasterCard International.

        In connection with the FDIC Service Agreement, we reduced the number of our employees by 546 persons, 465 of whom were offered temporary employment with a third-party contractor of the FDIC. These former employees continue to work in our premises in connection with the FDIC Service Agreement.

        Once the FDIC Service Agreement has been terminated, we anticipate that our cash will be insufficient to permit continued, sustained operations. In order to continue operations beyond the termination of the FDIC Service Agreement, we will either require a substantial capital infusion or will need to have developed and implemented a new business model that generates substantial cash flow, or both. We are actively exploring strategic alternatives, which might include a merger, asset sale or similar transaction or a financial restructuring. Any such strategic alternative is likely to include our making a chapter 11 bankruptcy filing. Potential investors in our common stock should consider the risk that, whether or not we complete any of these transactions, our common stock may have no value. In addition, we are currently subject to several class action lawsuits and investigations by the OCC and the FDIC.

        On or about March 18, 2002, our common stock was delisted from the Nasdaq National Market System after our voluntary request for delisting due to our inability to meet the Nasdaq National Market System's continued listing requirements.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, the accompanying Report of Independent Auditors states that we have incurred recurring operating losses and experienced recurring negative cash flows from operations. In addition, their report goes on to say that our principal subsidiary, NextBank, N.A. was closed on February 7, 2002 and the FDIC was appointed as receiver of NextBank. As a result, we ceased to own the assets and liabilities of NextBank and could no longer engage in banking activities, including the originations of credit card accounts. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects in the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Anyone considering an investment in our securities is urged to consider both the risk that we could cease operations as early as June 2002 and the risk that our securities will be worthless even if we complete a strategic transaction. All of the statements in this report are qualified in their entireties by reference to these risks. Please see "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to us and an investment in our securities.

OVERVIEW

        We were incorporated in the State of California in June 1996 under the name Internet Access Financial Corporation and reincorporated in Delaware in May 1999 in connection with our initial public offering. We changed our name to NextCard, Inc. in October 1998.

PRODUCTS AND SERVICES

        Prior to the closure of NextBank, we were an Internet-based provider of consumer credit. Our product, the NextCard(R) Visa(R), was marketed to consumers through our website, www.nextcard.com. As a result of the closure of NextBank, we are in the process of reviewing our business and strategy. We have significant expertise and intellectual property focused on marketing, credit card account origination and credit card account servicing on the Internet. While we are no longer able to offer our own credit cards, we believe we may be successful in offering our technology platform and our marketing expertise to other credit card providers that wish to outsource certain of their online credit card account origination activities, as well as leverage these assets into other new product areas. Pursuant to the FDIC Service Agreement, we are servicing the NextBank credit card portfolio until the FDIC disposes of the portfolio or terminates the agreement, which termination may occur at any time after May 30, 2002.

        Through our technology platform, we believe we may be able to provide credit card issuers with a means of offering their customers a unique combination of convenience, customization and online customer service. Our technology can allow consumers to apply quickly and easily for a credit card, either through our own or a customized website, receive credit approval within seconds, choose customized upgrades and personalize the look of their credit card. Through the application process, we can gather information that can be utilized to refine direct marketing efforts, thereby increasing the effectiveness of targeted marketing programs and lowering customer acquisition costs. By acquiring demographic and credit data about an individual consumer, we can use our technology to customize product offerings for that consumer at the time of the initial offer. At our customer service website, existing NextCard customers, through the licensing agreement contained in the FDIC Service Agreement, can access statements, check recent account activity, pay their NextCard bills using our ClickPay technology, download information to several different personal financial management software programs and communicate with us by e-mail. These online customer support features are available 24 hours a day, seven days a week. Customers can also interact online, or "chat," with a customer service representative during business hours to ask questions about their NextCard accounts. We will continue providing these online services until the FDIC terminates the FDIC Service Agreement. Although we no longer intend to service credit card portfolios other than on behalf of the FDIC, we may explore licensing certain aspects of our proprietary customer service technology to customers of other credit card companies.

BUSINESS STRATEGY

        Our objective for our future business is to use our marketing expertise and our technology platform to become an Internet-based marketer of customized consumer credit services and an account origination resource for credit card issuers. As mentioned above, we are actively exploring strategic alternatives; however, we have no reason to believe that we will be successful in implementing this, or any other, new business model. Key elements of our strategy may include:

        Direct Marketing Capability. Our historical exclusive focus on the Internet consumer has given us experience with Internet direct marketing to a significant and growing market. We have developed sophisticated Internet data analysis techniques that enable us to find and attract targeted groups of customers. We plan to continue to develop our database and market the database, as well as our data analysis capabilities, to credit card issuers as a means for them to lower their customer acquisition costs and increase potential customer profitability.

        Service Offerings. We plan to explore offering credit card issuers our services as an Internet-based marketer of credit cards and processor of credit card applications. We may expand or limit these activities as we further pursue discussions with potential partners. As a result, within the underwriting parameters specified by credit card issuers that may use our services, we can provide online offers that are customized to meet the specific needs of particular applicants. For example, our profile-based pricing capability allows us to use customer information to offer specific interest rate and credit limit combinations. This profile-based pricing improves our ability to match products to the credit risk/reward profile of each applicant.

        Technology Platform. We have developed certain Internet technology innovations to provide enhanced functionality to credit card customers. We believe technological innovations will continue to transform the Internet. Therefore, we plan to continue focusing on the development of new Internet technologies to offer enhanced products and services and thereby differentiate ourselves from our potential competitors.

OPERATIONS

        Following the transfer of our servicing functions to the FDIC, our sole remaining operations have been centralized in our San Francisco location. The key functional components of our operations currently and going forward are as follows:

Underwriting Experience; Credit Card Approval Process

        We have developed a set of underwriting criteria based on risk models utilizing industry data as well as our own internally developed decision rules and analytic techniques. We also developed a means for determining the potential profitability of a particular customer prior to making customized offers. Although not currently contemplated, we could offer this expertise in the form of consulting services to credit card issuers should they wish us to help them determine their own underwriting criteria for accepting online credit card applications. We have the technology to perform a credit approval process on a fully automated basis in as little as a few seconds after a person has submitted an application. In that time, we are able to access up to three credit bureau reports on each applicant, and capture on each of these reports the credit score developed by Fair, Isaac & Company, Inc., a nationally recognized provider of credit bureau scoring information. The credit score is commonly referred to as a FICO score. We are able to tailor our application processing to meet the criteria required by each particular credit card issuer that may use our services.

Account Origination

        We have developed an innovative application processing approach, leveraging an automated credit decision process with a multi-step customer authentication routine that we expect to offer as a service to credit card issuers. We believe we can adapt our proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. Through the application of our experience in sourcing and acquiring credit card accounts via the Internet, we believe we can help other credit card issuers accomplish this in a manner that is more cost-effective than those otherwise available to them.

Customer Service and Support

        We are continuing to provide customer service and support to existing holders of NextCard Visa Cards pursuant to the FDIC Service Agreement. However, upon the sale of the NextBank portfolio, we expect that servicing functions will be transitioned to a successor servicer, after which time the FDIC Service Agreement will terminate. Even if the FDIC has not sold the NextBank portfolio, the FDIC may terminate the FDIC Service Agreement at any time after May 30, 2002, at which time we will cease servicing the portfolio.

        Customer service and support functions are performed by our former operations staff, who are working with us through our arrangement with the FDIC, as well as through our existing contract with First Data Resources ("First Data"), which provides essential fulfillment and customer service functions and hosts certain of our online customer service capabilities. Our involvement in customer service and support is, at this time, limited to providing access to, and support for, our proprietary Internet-based customer service support technology, as well as providing certain oversight, management and support functions to, or for the benefit of, the FDIC.

        First Data performs certain core processing services for us. These services include authorizing customer transactions through the Visa system (including monitoring for purchase-related fraud), performing billing and settlement processes, generating and monitoring monthly billing statements, and embossing and mailing replacement credit card plastics and account agreements.

TECHNOLOGY AND SECURITY

        Our development efforts have been focused on creating and enhancing specialized software that increases our Internet-based customer functionality. In addition, because we facilitate financial transactions, we seek to offer high levels of data security and integrity to build customer confidence.

        Our security infrastructure is designed to protect data from unauthorized access, both physically and over the Internet. The major components of our network are located in San Francisco, California, at our corporate headquarters; in our former operations centers in Livermore, California, and Phoenix, Arizona; and in Santa Clara, California in the AT&T Communications Data Center. Additionally, we rely upon the security infrastructure of First Data and Response Data Corporation. Each of these key business locations is connected through privately leased data transmission lines. In all locations, access to the network servers is tightly restricted. Internet security is addressed with leading technologies, vendors and design approaches.

        Our most sensitive data and hardware reside at the data center of AT&T, located in Santa Clara, California. AT&T provides Internet co-location services for hundreds of Internet businesses. With redundant connections to the Internet, as well as fault tolerant power and waterless fire suppression, AT&T provides us with the benefits of a high-end data center without the cost of building and maintaining our own data center.

COMPETITION

        Prior to the closure of NextBank, we operated in the highly competitive market for consumer credit card products in the United States. Our competitors were primarily focused on the offline areas of direct mail, telemarketing and traditional bricks-and-mortar branch banking. We competed for online consumers with traditional credit card companies, traditional banks and Internet-focused entrants.

        In pursuing a new strategy to become an Internet marketer of credit cards on behalf of third party credit card issuers, we expect the competitive market will be different. Our ability to compete effectively depends on many factors, both within and beyond our control. The market for Internet-based consultants focused on credit card account origination is in its early stages. While others may be offering some or all of the services we anticipate providing, we are unable to identify anyone who is pursuing a business model that is similar to our proposed model.

        We believe that the principal factor upon which we will compete for clients is our ability to deliver profitable credit card accounts in a cost-effective manner. In turn, our ability to be an effective competitor in this industry depends on a number of factors, including our ability to retain technological expertise, create strategic partnerships with third parties and control fraud in the account application process.

        We expect significant additional competition in the future as the Internet channel grows and many financial institutions become increasingly aware of the market opportunities available. Many of our current and potential competitors have greater financial resources and greater name recognition than we have with the public.

GOVERNMENT REGULATION

        Prior to its closure by the OCC, our subsidiary, NextBank, was a limited purpose credit card bank chartered as a national banking association. As such, NextBank was subject to comprehensive regulation and periodic examination by the OCC, its primary regulator, and to the risk-based capital and other guidelines adopted by the OCC. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        In September 2000, the OCC completed its first annual examination of NextBank. As a result of the OCC's examination, the OCC suggested certain improvements in, and enhancements to, NextBank's infrastructure and operating environment, and requested that NextCard and NextBank enter into a capital assurance agreement. In response to the OCC's recommendations, NextBank undertook a number of actions to implement the OCC's suggested improvements and to generally strengthen its controls over bank operations; thereafter, management met frequently with the OCC and regularly shared with them financial and other data. In addition, on October 26, 2000, NextCard and NextBank executed a capital assurance agreement, stating that, in the event that NextBank fell below "well capitalized" status, NextCard would commit additional capital to NextBank in an amount sufficient to return NextBank to a capital level equal to or exceeding "well-capitalized" status.

        In May 2001, the OCC began its second annual examination of NextBank. In connection with that examination, in September, 2001 the OCC notified NextBank that, as a result of NextBank's previously adopted classification of certain loan losses as fraud losses rather than credit losses, the OCC had determined that NextBank's securitization activities could not qualify for "low-level recourse treatment" under applicable regulations and that such disqualification was incapable of being cured. The OCC confirmed this position with an interpretive letter dated October 29, 2001. While the OCC did not conclude that these loan losses were not the product of fraud, the OCC took the position that such a characterization required detailed account-level procedures. Pending the development and implementation of such account-level processes, the OCC required that, for the third quarter 2001 and subsequent periods, all affected loan losses be reclassified as credit losses. Although our professional advisors agreed with our contention that, even assuming that the asserted disqualification for "low-level recourse treatment" was proper, the disqualification should be curable, the February 7, 2002 seizure of NextBank has rendered any further appeal or discussion impractical, if not impossible.

        The effect of the OCC's decision to disallow low-level recourse treatment on NextBank's securitized assets was to increase NextBank's risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001, as reported in NextBank's Consolidated Report of Condition and Income ("Call Report") filed with the FDIC on October 30, 2001. Inclusion of those assets for purposes of calculating regulatory capital was a significant factor resulting in NextBank's risk based capital ratios being at a level that rendered NextBank "significantly undercapitalized" under applicable federal banking regulations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        On October 31, 2001, we announced that NextBank was considered "significantly undercapitalized" under federal regulations, and that we had engaged Goldman Sachs & Co. to assist us in finding an acquisition partner for NextCard. From October 31, 2001 until December 31, 2001, we actively marketed the company and several potential bidders performed on-site due diligence examinations of the NextBank portfolio. However, by December 31, 2001, no acquisition transaction had been consummated.

        On November 15, 2001, the OCC issued a Prompt Corrective Action Directive against NextBank. The Prompt Corrective Action Directive required that NextBank file with the OCC an acceptable capital restoration plan by December 31, 2001 and required NextBank to limit new account originations to those with FICO scores above 680, to suspend originations of secured credit cards and to suspend or limit certain line management programs, re-pricing programs and fee-based product strategies. A capital restoration plan of a significantly undercapitalized bank must include the steps the bank will take to correct any asserted capital deficiency. On December 31, 2001, NextBank filed a capital restoration plan with the OCC that discussed NextCard's ongoing attempts to negotiate a sale of NextCard to a third party and, if such a sale could not be accomplished, proposing an orderly liquidation strategy covering NextBank's assets and liabilities. On January 12, 2002, we and NextBank filed an Asset Disposition Plan with the OCC which further detailed management's proposals to liquidate the assets and liabilities of NextBank. Not withstanding numerous meetings and daily updates with the OCC, on February 7, 2002, without having acted on the capital restoration plan or our Asset Disposition Plan, the OCC appointed the FDIC as receiver for NextBank.

        Pursuant to the Federal Deposit Insurance Act (the "FDIA"), NextCard is an "institution-affiliated party" of NextBank, and is subject to the enforcement provisions of the FDIA. Institution-affiliated parties may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in conducting the business of a depository institution, or for violating or participating in the violation of any law, rule, regulation, condition imposed in writing by federal regulators, or term of a written agreement with the regulators. Enforcement actions may include the imposition of civil money penalties, a requirement to make restitution or provide reimbursement, the issuance of cease and desist orders, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against NextBank's officers, directors, and other institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the applicable agency would be harmed if such equitable relief was not granted. We are currently subject to investigation by the OCC and the FDIC. See Item 3 -- Legal Proceedings.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patents, copyrights, trademarks and trade secrets, as well as certain restrictions on disclosure, to protect our intellectual property. We have one issued patent, two patents pending issuance and five additional pending patent applications, and have applied to register, both in the United States and abroad, several of our trademarks. We cannot assure you that any additional patent applications will be approved or that they will provide us with any competitive advantages. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information.

        Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain of our intellectual property without authorization. Thus, these precautions may not prevent misappropriation or infringement of our intellectual property. In addition, we cannot assure you that we will not infringe the intellectual property rights of third parties. The costs of defending our proprietary rights or claims that we infringe third-party proprietary rights may be high. Any successful claim that we have infringed third party proprietary rights may render us unable to pursue any new business strategy.

EMPLOYEES

        As of December 31, 2001, we employed 930 employees on a full time equivalent basis. We reduced our workforce by 170 persons on January 29, 2002 and, in connection with the FDIC Service Agreement, by another 546 persons on March 12, 2002. Of the 546 employees terminated in March 2002, 465 were offered temporary employment with a third-party contractor on behalf of the FDIC. These former employees are continuing to work in our premises in connection with the FDIC Service Agreement. As of March 15, 2002, we had 64 employees on a full time equivalent basis. Until the FDIC Service Agreement terminates, these employees will focus on assisting the FDIC's efforts to service and sell the NextBank credit loan portfolio and on implementing our new business strategy. Upon cancellation of the FDIC Service Agreement, these employees will focus solely on implementing our proposed new business model. None of our employees are represented by a collective bargaining agreement. We consider our relations with our remaining employees to be good.

FACTORS AFFECTING OUR FUTURE RESULTS

        If any of the following occurs, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

NextBank, Our Principal Subsidiary, Was Closed By The OCC And The FDIC Was Appointed As Receiver Of NextBank; We Are Being Investigated By The OCC

        NextBank was subject to minimum capital, funding and leverage requirements prescribed by federal statutes and OCC regulations and orders. The OCC concluded that NextBank had failed to meet, and had no prospect of complying in the foreseeable future with, these regulatory requirements. Accordingly, for this and other reasons, the OCC appointed the FDIC as receiver of NextBank. We believe that it is highly unlikely that we will receive any compensation or other distribution as a result of the FDIC's sale or liquidation of NextBank.

        The OCC and the FDIC, as required by federal regulations, are conducting an examination into NextBank's affairs to determine why the bank failed. We have been served with several regulatory subpoenas requesting a broad range of information. We do not know, at this time, what, if any, administrative actions or other proceedings may follow from the OCC's and FDIC's investigations. See
Item 3 -- "Legal Proceedings".

Our Only Current Source of Funding Is The FDIC; The FDIC Can Terminate The FDIC Service Agreement At Any Time After May 30, 2002

        Effective March 1, 2002, pursuant to the FDIC Service Agreement, the FDIC agreed to fund substantially all of our current operations through an operating escrow agreement. Our only current source of funds is the FDIC pursuant to the FDIC Service Agreement. The FDIC has the right to give a 30-day notice of termination of the FDIC Service Agreement at any time after April 30, 2002. The FDIC may elect to continue the FDIC Service Agreement on a month-to-month basis by depositing in an operating escrow account, no later than the business day prior to May 30, 2002, and every thirty days thereafter an amount equal to one month of our projected expenses. We do not know if the FDIC will extend the terms of the FDIC Service Agreement beyond May 30, 2002.

        Our right to access the funds contributed by the FDIC to the operating escrow account will terminate if we fail to comply with the material terms of the FDIC Service Agreement after notice is given and such failure is not cured.

We Will Not Be Able To Continue Operations After June 2002 Unless We Are Successful In Our Pursuit Of A Strategic Alternative; Our Common Stock May Have No Value

        Other than our cash on hand, we currently have no source of funding for our proposed operations after termination of the FDIC Service Agreement. In light of our current lack of funding sources other than the FDIC, we expect our cash will be insufficient to permit continued operations shortly after termination of the FDIC Service Agreement. In order to continue sustained operations beyond that point, we will require an additional, substantial capital infusion, the alleviation of a significant portion of our contractual obligations or we will need to have developed an implemented a new business model that generates immediate substantial cash flow, or a combination of any or all three of these events. Given our current financial situation, there can be no assurance that such additional funding will be available on terms attractive to us, or at all.

        We are actively exploring strategic alternatives, which might include a merger, asset sale or similar transaction, or a financial restructuring. Any such strategic alternative is likely to include our making a chapter 11 bankruptcy filing. However, if we are unsuccessful in completing one of these strategic alternatives, we expect to be unable to continue operations for a sustained period of time after May 30, 2002. In that case, our common stock is unlikely to have any value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, whether or not in conjunction with a chapter 11 bankruptcy filing, our common stock may nevertheless have no value. In addition, if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock, in which event our stockholders may experience significant dilution. In addition, we are currently subject to several class action lawsuits and investigations by the OCC and the FDIC. Any liabilities arising from these actions may further reduce or eliminate any value our common stock may have.

        The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, the accompanying Report of Independent Auditors states that we have incurred recurring operating losses and experienced negative cash flows from operations, and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Anyone considering an investment in any of our securities is urged to consider both the risk that we will cease operations as early as June 2002, and the risk that our securities could be worthless even assuming completion of a strategic transaction.

As A Result of Questions Concerning Our Status As A Going Concern, Our Vendors And Third-Party Credit Card Issuers May Decide Not To Do Business With Us, May Terminate Business Relationships With Us Or May Not Extend Our Business Relationships

        Due to concerns regarding our ability to continue operations, vendors are likely to decide not to conduct business with us, or may conduct business with us only on a cash basis and on other terms that are less favorable than those customarily extended by them. In that event, our costs may increase or we may not be able to provide service to the FDIC or to any future clients we may have. In addition, we are likely to have difficulty marketing our services to third party credit card issuers whom we plan to target as potential clients. If we are unable to attract clients, we are unlikely to generate any revenue in the future.

        We rely on a number of services furnished to us by either a single vendor or a limited number of vendors. We also depend, directly and indirectly, on other key third party vendors to provide essential services. In the event that any of our agreements with these third parties is terminated, we may not be able to find an alternative source of support on a timely or commercially reasonable basis, if at all. Any interruption, deterioration or termination in these third-party services could cause the FDIC to terminate the FDIC Service Agreement, which in turn would harm our ability to market our services to potential clients.

The FDIC May Have Claims Against Our Assets

        On October 26, 2000, at the behest of the OCC, NextCard and NextBank executed a capital assurance agreement. This agreement states that, in the event that NextBank's capital falls below the level of a "well capitalized" institution, as defined by OCC regulations, NextCard would contribute capital sufficient to return NextBank to "well capitalized" status. Were the FDIC, as receiver for NextBank, to attempt to enforce the agreement, and were a court to find that the agreement is enforceable against NextCard, the amount of such capital contribution would almost certainly exceed our ability to pay. In such event, we would have little alternative but to seek bankruptcy protection. Although the terms of the FDIC Service Agreement would act to limit the FDIC's recovery in bankruptcy to 50% of our net assets, investors should be aware that any attempt by the FDIC to enforce the capital assurance agreement will result in fewer assets available for us to operate our business and, if we are forced to liquidate NextCard, fewer assets available for distribution to our creditors and stockholders.

We May Be Unable to Undertake Additional Activities Due To Government Regulations; Potential Clients May Not Hire Us As A Result Of Governmental Investigation; We Or Certain of Our Officers And Directors Could Be Restricted From Engaging In Certain Banking Activities

        Prior to the closure of NextBank by the OCC, our business was focused on providing Internet-based consumer credit. Our intellectual property and management experience has been directed towards this business activity and is likely to be most valuable in the Internet-based consumer credit arena. As a result of the regulatory investigative procedures mentioned above, we may not be able to obtain all approvals of regulatory bodies necessary to conduct consumer credit or banking activities for our own account, which could limit our ability to pursue certain lines of business. The closure of NextBank and the possibility of an ongoing investigation of us by the OCC and/or the FDIC may make credit card issuers and banks, who are themselves subject to federal banking regulations, more reluctant to use our services in the future. In connection with the OCC's investigation of NextBank and NextCard, certain of our officers and directors may be subject to investigation as well. It is possible that, at the conclusion of any such investigation, we could be restricted from providing services to banks or certain of our officers or directors would be restricted from working with a company that engages in banking activities or that provides services to banks. If we were subject to such restrictions, it would harm our ability to pursue our proposed business plan. If any of our officers or directors were to be subject to such restrictions, it is likely that they would be prevented from working with us, which would harm our ability to pursue certain of our proposed business strategies.

There Is A Limited Public Market For Our Common Stock; Our Common Stock Has Been Delisted From The Nasdaq National Market System

        There is currently only a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock should they decide to do so. In addition, we cannot assure you that even the limited public market for our stock will continue.

        Our common stock has been delisted from the Nasdaq National Market System and is currently trading on the over-the-counter market on the NASD Electronic Bulletin Board, which is generally considered to be a less efficient market than the Nasdaq National Market System. Our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-Nasdaq National Market System companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5 million ($2 million if the company has been operating for three or more years). These rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event we remain subject to the "penny stock rules" for any significant period (and we expect this will be the case), the market, if any, for our securities is likely to be severely adversely affected. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the over-the-counter market, it is more difficult to obtain (i) accurate quotations, (ii) coverage of significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies and (iii) needed capital. (See "Item 5 - Market for Common Equity and Related Stockholder Matters.")

The Substantial Change In Our Business Makes Evaluation Of Our Business And Prospects Extremely Difficult

        Our business has changed dramatically as a result of the closure of NextBank. Our strategy for future operations is both evolving and untested, which makes it extremely difficult to evaluate our business and prospects. Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undergone a significant change in their business and that have experienced financial distress, particularly companies in new and rapidly evolving markets such as the market for Internet products and services.

The Substantial Change In Our Business Makes Our Financial Forecasting Difficult

        Due to the recent substantial changes in our business, we cannot forecast future operating expenses accurately based on our historical results. Accordingly, we base our forecast of operating expenses, in part, on future revenue projections. Most of our projected operating expenses are fixed in the short term and we may not be able to quickly reduce spending if we achieve lower than anticipated revenue. Our ability to accurately forecast our revenue is very limited beyond May 30, 2002, when the FDIC Service

Agreement could terminate. If our revenue thereafter does not meet our internally developed projections, our net losses will be even greater than we anticipate and our business, operating results and financial condition may be materially and adversely affected.

Fluctuations In Our Quarterly Revenue And Operating Results May Affect The Price Of Our Common Stock

        As noted above, our only source of revenue at this time is through the FDIC Service Agreement. Although we will attempt to generate operating revenue under our new business model, there can be no assurance that such business model will be successful in generating cash flow. If, we are able to generate operating revenues, quarterly fluctuations in our earnings could adversely affect the market price of our common stock. Any shortfall in our revenue is likely to have a direct impact on our operating results for a particular quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

           - our ability to attract clients for our marketing and credit card application products and services;

           - the results of the class action lawsuits or the OCC and FDIC investigations currently pending against us;

           - the announcement or introduction of new websites, services and products by us or our competitors and the level of price competition for the products and services we offer;

           - the amount and timing of our operating costs and capital expenditures relating to the redirection of our business, operations and infrastructure;

           - technical difficulties, system downtime, Internet service problems and our ability to expand and upgrade our computer systems to handle increased website traffic; and

           - general economic conditions, including economic conditions specific to the Internet, online commerce and the credit card industry.

Users Of Our Website May Become Dissatisfied By System Disruptions And Failures

        Our website has in the past experienced, and may in the future experience, slower than normal response times or other problems, such as system unavailability. Users of our website may become dissatisfied by any system failure that interrupts or delays our ability to provide our services to them. Any interruption or delay in our operations could materially and adversely affect our ability to attract and retain customers for our possible credit card account origination business.

        If the number of users of our website increases substantially under our new business model, we will need to significantly expand and upgrade our technology and network infrastructure. Our website must accommodate a high volume of users and deliver frequently updated information. It is difficult to predict the future traffic on our website. We do not know whether we will be able to accurately project the rate or timing of any traffic increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

        Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power losses, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. Although we currently have back-up systems for most aspects of our operations, the failure of a single aspect of our system could still cause interruptions or delays in our entire operation. We do not carry sufficient business interruption insurance to compensate for losses that could occur.

We May Be Adversely Affected If We Fail To Attract And Retain Key Personnel

        Our ability to develop our proposed new business strategy depends largely on the skills, experience and performance of certain key members of our management. Some of our officers and directors could be subject to investigation by the OCC or the FDIC. At the conclusion of any such investigation, certain of our officers and directors could have limits placed on their ability to engage in the banking business, including providing services to banks. If we lose one or more of these key employees or if they are prevented from working with us in the future, our business, operating results and financial condition could be materially adversely affected. Some of our former employees are working with us in connection with the FDIC Service Agreement. Once the FDIC Service Agreement is terminated, these employees may no longer be available to work with us. If we want to offer certain of our account origination capabilities to other credit card issuers, we may have to rebuild portions of our now-discontinued operations functions. Our financial difficulties and our evolving and unproved business strategy may harm our ability to retain our key employees or to attract or retain other highly qualified employees. We have from time to time in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

RISKS RELATED TO OUR INDUSTRY

Our Performance Will Depend On The Growth Of The Internet And Internet Commerce

        Our future success depends heavily on the overall continued growth and acceptance of the Internet. If Internet usage for consumer credit does not continue to grow or grows more slowly than expected, our business, operating results and financial condition will be adversely affected. Consumers and businesses may reject the Internet as a viable medium for a number of reasons. These include potentially inadequate network infrastructure, slow development of enabling technologies and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and procedures required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, procedures or related products, services and facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

Our Performance Will Depend On The Continued Growth Of The Financial Services Market; Most Internet Banking and Internet Credit Card Efforts To Date Have Failed

        Our business would be adversely affected if the growth in Internet financial products and services does not continue or is slower than expected. Although we believe the Internet has the potential to transform the delivery of consumer financial products, consumers' acceptance of recently introduced financial products and services is at an early stage and remains subject to a high level of uncertainty. Many brick-and mortar-banks have been unsuccessful in their efforts to establish Internet banking or credit card services. These failures may indicate that the public appetite for online banking or credit card services is too small to support our business model. As the online financial services industry matures, government-imposed regulations could become so stringent that we or our potential credit card issuer clients may be economically precluded from offering online financial products and services.

Intense And Increasing Competition In Financial Services Could Harm Our Business

        The financial services market is rapidly evolving and intensely competitive. The Gramm-Leach-Bliley Act of 1999 ("GLBA"), which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. We operate in this competitive environment with a number of other companies, many of whom have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we. Some of our competitors may be able to obtain funding on more favorable terms than we can obtain. This could have a material adverse effect on our business, results of operations and financial condition.

        Credit card issuers and traditional commercial banks are increasingly competing in the online credit card market. Existing Internet providers and new Internet entrants may launch new websites that may compete for our business. While the credit card market traditionally has been very fragmented, the Internet could change traditional market dynamics and enable new competitors to rapidly acquire significant market share.

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

           - bundle consumer products and services in a manner that we cannot match; and

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

We May Be Unable To Introduce New Services, Features And Functions

        The Internet and related financial institutions marketplaces are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. Our future business will depend on our ability to adapt to rapidly changing technologies and to enhance existing technologies and services, as well as to develop and introduce a variety of new technologies and services to address our potential clients' changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our technologies and services. In addition, material delays in introducing new technologies and services and enhancements may cause potential clients to forego purchases of our technologies and services and purchase instead those of our competitors.

Security Breaches Could Damage Our Reputation And Business

        The secure transmission of confidential information over the Internet is essential to maintain consumer and supplier confidence in our products and services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer application data.

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

        Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services to other companies over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online. As a result, our operations and financial condition would be materially and adversely affected.

We May Face Increased Governmental Regulation And Legal Uncertainties

        To date, communications and commerce on the Internet have not been highly regulated. However, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could further enact laws regulating Internet banking that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the GLBA established new privacy requirements applicable to all financial institutions. Any restrictions on the collection and use of such consumer information over the Internet could severely adversely affect any direct marketing efforts we may undertake. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

Laws Applicable to Our Potential Clients Could Affect Our Ability to Provide Services

        Though we no longer operate NextBank, we believe our potential clients include major credit card issuers and other banking companies who may wish to outsource some or all of their online credit card account origination functions. As a result, we could be affected by consumer protection laws that apply to these potential clients. The relationship between an issuer of credit cards and its applicants and customers is extensively regulated by federal and state consumer protection laws, most particularly the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Electronic Funds Transfer Act, and the Fair Debt Collection Practices Act. These statutes, as well as their enabling regulations, among other things, impose disclosure requirements when a consumer loan is advertised, when an application is presented, when an application is processed, when a billing statement is prepared and when a delinquent account is presented for collection. In addition, various statutes limit the liability of a credit card holder for unauthorized use, prohibit discriminatory practices when extending credit, impose limits on the types and amounts of fees and charges that may be imposed and restrict the use of consumer credit reports and other account-related information. In addition, the GLBA contains privacy provisions that restrict credit card issuers from using and sharing certain information of their credit card customers, which could affect our ability to market the products and services of potential clients to their customers.

        Changes in any of these laws or regulations, or in their interpretation or application, could limit the services we may be able to offer to potential clients. Various proposals that could affect our business have been introduced in Congress and in the various state legislatures in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, limiting the use of social security numbers, restricting telemarketing activities, expanding consumer protection laws and other regulatory restructuring proposals. It is difficult to determine whether any of these proposals will become law and, if so, what impact they will have on us or the credit card issuers we plan on working with.

We May Face Difficulties Protecting And Enforcing Our Intellectual Property
Rights

        Our success and ability to compete will depend substantially on our proprietary technology, which we attempt to protect through a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions. However, any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition. In addition, we may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Any such infringement, or alleged infringement, could have a material adverse effect on our business, results of operations and financial condition.

        We have one issued patent, two patents pending issuance and five additional pending patent applications and have applied to register several of our trademarks, both in the United States and abroad. We cannot assure you that our pending patent applications or trademark registrations will be approved. Moreover, even if approved, they may not provide us with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Any litigation surrounding these rights could force us to divert critical financial and other resources away from our business operations.

        We have collected and utilized data derived from applications on the NextCard website and through transactions made using our products. Although we believe that we have the right to compile such data in our database and use or license such data, we cannot assure you that any intellectual property protection will be available for this information. In addition, we may be restricted from using such information by limitations related to privacy such as those contained in GLBA. In addition, third parties may claim rights to this information.

        We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by our business partners, these partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. This could, in turn, have a material adverse effect on our business, results of operations and financial condition.

We May Not Be Able To Acquire Or Maintain Appropriate Domain Names

        We hold rights to various web domain names including "nextcard.com". Government agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we may decide to do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

ITEM 2. PROPERTIES

        We have a five-year lease on our principal executive offices of approximately 14,000 square feet in San Francisco, California. That lease expires in 2003. In June 1999, we amended the five-year lease agreement to provide for an additional 28,000 square feet located within the same building as our current corporate headquarters in San Francisco. On March 7, 2000, we entered into a six-year lease for approximately 100,000 square feet of office space in Phoenix, Arizona in which we house our call center. This lease expires in May 2006. We have the option to renew this lease for two additional three-year periods. In addition, we lease approximately 40,000 square feet of office space in Livermore, California, where additional operations and customer service activities are located. That lease expires in April 2008.

        Given the closure of NextBank and our focus on a new business strategy, much of the above-described office space will not be needed after the FDIC Service Agreement is terminated. We plan on discussing alternatives with each of our landlords, but there can be no assurances that any of the leases' contractual requirements can, or will be, favorably renegotiated.

ITEM 3. LEGAL PROCEEDINGS

IN RE NEXTCARD, INC. SECURITIES LITIGATION, MASTER FILE C-01-21029-JF (N.D.
CAL.)

        On October 31, 2001, the first of nine putative class action lawsuits was filed against us and various of our directors and officers, alleging violations of the federal securities laws arising out of our October 31, 2001 press release announcing that our wholly-owned banking subsidiary, NextBank, would, among other things, re-classify as credit losses certain loan losses that were previously classified as fraud losses as well as increase reserves, and the fact that due to these changes in the third quarter 2001, NextBank was considered to be significantly undercapitalized under federal banking regulations. The class actions assert class periods of March 30, 2000 through October 30, 2001, and seek unspecified damages. All cases have been consolidated in the United States District Court for the Northern District of California. A consolidated amended complaint currently is due to be filed on May 17, 2002. We expect to file a motion to dismiss these actions, but do not expect a ruling before October 2002. No discovery or other proceedings are pending in these actions. Management believes that the class action claims are subject to coverage under our directors and officers liability insurance policies, although to date our carriers have not accepted coverage for these claims. If the securities class action claims were to result in a judgment against us or our directors and officers, it would have a material adverse impact on our business and operations.

MUND V. LENT, ET AL.

        On November 9, 2001, a shareholder derivative lawsuit was filed in the Delaware Chancery Court against all of our directors, alleging breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnity. The derivative suit seeks unspecified damages. No schedule is set for this matter, which arises out of the same facts and circumstances as the federal class actions described above. We anticipate that if the case is litigated, we will seek to dismiss the claims on grounds that the plaintiff lacks standing to pursue the claims due to his failure to make a pre-suit demand. If the action proceeds, we may be obligated to advance defense costs on behalf of the director defendants, which amounts may exceed our ability to pay. Management believes that the derivative lawsuit is subject to coverage under our directors and officers liability insurance policies, although to date our carriers have not accepted coverage for this claim.

REGULATORY INVESTIGATIONS

        In February 2002, the OCC and FDIC initiated separate investigations into the events leading up to the closure of NextBank, pursuant to which the OCC and the FDIC issued subpoenas for certain of our records. No specific claims have been asserted, and no specific persons have been identified as subjects of any investigation. We are cooperating with both the OCC and the FDIC. There can be no assurance that the OCC or FDIC will not assert claims against us, or against one or more of our directors or officers. Further, if such claims are asserted, the OCC and/or FDIC may seek damages and/or civil money penalties that could exceed our ability to pay. In connection with any OCC or FDIC claims against present or former officers or directors of NextCard or NextBank, pursuant to our bylaws and indemnification agreements, we also may be obligated to indemnify such persons, and such indemnification obligations also may exceed our ability to pay.

   Depending on the amount and the timing, as well as sufficient insurance policy limits, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position or cash flows in a particular period.

   From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Except as discussed above, we currently are not aware of any such legal proceedings or claims that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The information required by Item 201 of Regulation S-K is set forth in the "Summary Consolidated Quarterly Financial Information and Common Stock Price Ranges Data" on page 45.

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data presented below for the years ended December 31, 2001, 2000 and 1999 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. As a result of our filing of the capital restoration plan and the February 7, 2002 actions of the OCC and the actions of the FDIC on and subsequent to that date, and because NextBank was our only principal subsidiary in which all of our operations were directly related to supporting the banking operations, all of our consolidated operations, for all periods presented have been classified as discontinued operations. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                            YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     2001           2000           1999
                                                   ---------      ---------      ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Loss from discontinued banking operations ....     $(121,815)     $ (81,856)     $ (77,195)
Loss from closure of banking operations ......      (111,032)            --             --
                                                   ---------      ---------      ---------
Net loss .....................................     $(232,847)     $ (81,856)     $ (77,195)
                                                   =========      =========      =========

Basic and diluted net loss per share .........     $   (4.37)     $   (1.56)     $   (2.54)
                                                   =========      =========      =========

BALANCE SHEET DATA:

Cash and cash equivalents, unrestricted ......     $  10,202      $  48,850      $ 179,783
Equipment and leasehold improvements, net ....         7,378         12,980          7,040
Other assets .................................         7,542         17,383          6,800
Net assets of discontinued banking operation .        79,800        163,263        116,018
                                                   ---------      ---------      ---------
          Total assets .......................     $ 104,922      $ 242,476      $ 309,641
                                                   =========      =========      =========

Liabilities:
  Accounts payable, accrued expenses and other
   liabilities ...............................     $  21,940      $  33,735      $  19,647
  Other borrowings ...........................         1,422          7,851         11,359
  Accrued loss and liabilities of discontinued
   banking operation .........................       111,032             --             --
                                                   ---------      ---------      ---------
          Total liabilities ..................       134,394         41,586         31,006
Shareholders' equity (deficit) ...............       (29,472)       200,890        278,635
                                                   ---------      ---------      ---------
Total liabilities and shareholders' equity
     (deficit) ...............................     $ 104,922      $ 242,476      $ 309,641
                                                   =========      =========      =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Factors Affecting Future Results."

OVERVIEW AND RECENT EVENTS

   Until February 7, 2002, when the OCC appointed the FDIC as receiver for NextBank, we were an Internet-based provider of consumer credit. Our product, the NextCard Visa, was marketed to consumers through our website, www.nextcard.com. We had entered into marketing agreements with leading websites on the Internet. We also had marketing relationships with Internet-based affiliates, co-branded partners and affinity groups. We were incorporated on June 5, 1996. The NextCard Visa was first offered to the public on December 23, 1997. In September 1999, we acquired Textron National Bank at which time Textron converted into a national bank limited to credit card operations, changed its name to "NextBank, N.A." and became a member of the Visa system.

        Prior to its closure by the OCC, our subsidiary, NextBank, was a limited purpose credit card bank chartered as a national banking association. As such, NextBank was subject to comprehensive regulation and periodic examination by the OCC, its primary regulator, and to the risk-based capital and other guidelines adopted by the OCC. The FDICIA expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, the FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        In September 2000, the OCC completed its first annual examination of NextBank. As a result of the OCC's examination, the OCC suggested certain improvements in, and enhancements to, NextBank's infrastructure and operating environment, and requested that NextCard and NextBank enter into a capital assurance agreement. In response to the OCC's recommendations, NextBank undertook a number of actions to implement the OCC's suggested improvements and to generally strengthen its controls over bank operations. In addition, on October 26, 2000, NextCard and NextBank executed a capital assurance agreement, stating that, in the event that NextBank fell below "well capitalized" status, NextCard would commit additional capital to NextBank in an amount sufficient to return NextBank to a capital level equal to or exceeding "well-capitalized" status.

        In May 2001, the OCC began its second annual examination of NextBank. In connection with that examination, in September, 2001 the OCC notified NextBank that, as a result of NextBank's previously adopted classification of certain loan losses as fraud losses rather than credit losses, the OCC had determined that NextBank's securitization activities could not qualify for "low-level recourse treatment" under applicable regulations and such disqualification was incapable of being cured. The OCC confirmed this position with an interpretive letter dated October 29, 2001. While the OCC did not conclude that these loan losses were not the product of fraud, the OCC took the position that such a characterization required detailed account-level procedures. Pending the development and implementation of such account-level processes, the OCC required that all affected loan losses be reclassified as credit losses. Although our professional advisors agreed with our contention that, even assuming that the asserted disqualification for "low-level recourse treatment" was proper, the disqualification should be curable, the February 7, 2002 seizure of NextBank has rendered any further appeal or discussion impractical, if not impossible.

        The effect of the OCC's decision to disallow low-level recourse treatment on NextBank's securitized assets was to increase NextBank's risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001, as reported in NextBank's Call Report filed with the FDIC on October 30, 2001. Inclusion of those assets for purposes of calculating regulatory capital was a significant factor resulting in NextBank's risk based capital ratios being at a level that rendered NextBank "significantly undercapitalized" under applicable federal banking regulations.

        On October 31, 2001, we announced that NextBank was considered "significantly undercapitalized" under federal regulations, and that we had engaged Goldman Sachs & Co. to assist us in finding an acquisition partner for NextCard. From October 31, 2001 until December 31, 2001, we actively marketed NextCard and NextBank and several potential bidders performed on-site due diligence examinations of the NextBank portfolio. However, by December 31, 2001, no acquisition transaction had been consummated.

    On November 15, 2001, the OCC issued a Prompt Corrective Action Directive against NextBank. The Prompt Corrective Action Directive required that NextBank file with the OCC an acceptable capital restoration plan by December 31, 2001 and required NextBank to limit new account originations to those with FICO scores above 680, to suspend originations of secured credit cards and to suspend or limit certain line management programs, re-pricing programs and fee-based product strategies. A capital restoration plan of a significantly undercapitalized bank must include the steps the bank will take to correct any asserted capital deficiency. On December 31, 2001, NextBank filed a capital restoration plan with the OCC that discussed NextCard's ongoing attempts to negotiate a sale of NextCard to a third party and, if such a sale could not be accomplished, proposing an orderly liquidation strategy covering NextBank's assets and liabilities. On January 12, 2002, we and NextBank filed an Asset Disposition Plan with the OCC which further detailed management's proposals to liquidate the assets and liabilities of NextBank. On February 7, 2002, without having acted on our Capital Restoration Plan or Asset Disposition Plan, the OCC appointed the FDIC as receiver for NextBank.

   Prior to February 7, 2002, our operations consisted solely of providing support to the credit card banking operations of NextBank. Subsequent to February 7, 2002, our operations will be twofold. Our operations will include providing the services specified under the FDIC Service Agreement until that agreement terminates. Additionally, we will attempt to develop a new business model which may include licensing certain aspects of our proprietary customer service technology to other credit card companies and adapting its proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. There is no assurance that we will be successful in developing a new business model. We are also actively exploring strategic alternatives, which might include a merger, asset sale or other comparable transaction or a financial restructuring. Any such strategic alternative is likely to include us making a chapter 11 bankruptcy filing.

    Each year since our inception, we have incurred significant net losses. As of December 31, 2001, we had an accumulated deficit of $409.8 million. The net losses and accumulated deficit resulted from the significant infrastructure, marketing, technology and other costs incurred in the development and servicing of our NextCard Visa credit card loan portoflio. Since we currently have no clients for our proposed new business and no source of funding for our proposed operations after termination of the FDIC Service Agreement, we expect to incur net losses for at least the next year and there can be no assurance that we will ever be profitable.

   RESULTS OF DISCONTINUED OPERATIONS

Overview

   Upon the FDIC's appointment as receiver of NextBank, we ceased to own the assets and liabilities of NextBank and accordingly we were unable to continue to conduct our banking operations. Because NextBank was our only significant subsidiary and all of our operations were directly related to supporting the banking operations, all of our consolidated operations, for all periods presented have been classified as discontinued operations in the accompanying consolidated statements of operations. In addition, we recorded a loss on disposal of discontinued banking operations of $111.0 million. The loss on disposal of discontinued banking operations includes the net book value of our banking related assets on February 7, 2002 of $92.3 million, as well as severance pay of $0.8 million and estimated accrued losses under our office lease agreements related to the discontinued banking operations of $17.9 million. The income and loss from discontinued banking operations for all periods presented are summarized below under the caption
"Earnings Summary."

Earnings Summary

   The discontinued banking operations' profitability was affected by the net interest income and non-interest income earned on earning assets, consumer card usage patterns, credit quality, the level of marketing expense and operating efficiency. Its revenues consisted primarily of interest income on credit card loans, cash and investments and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, interchange, over-limit, past-due and other fee income, which we collectively refer to as "fees") and gains on the securitization of loans. Its primary expenses were the cost of funding assets, credit losses and certain operating expenses.

   Our banking operations grew rapidly after the NextCard Visa product was launched in December 1997. From December 31, 1997 through December 31, 2001, we significantly increased the amount of new loans generated through our website as well as the total loans under the banking operations' management. These increases were primarily due to our application process that allowed customers to automatically transfer balances from their other credit cards to their new NextCard Visa. From December 31, 1997 to December 31, 2001, the banking operations' managed credit card loans receivable outstanding grew from $0 to $2.0 billion. As of December 31, 2001, there were approximately 1.1 million open credit card accounts.

   Summary financial and other information related to our discontinued banking operations as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 follows:

                                                        DECEMBER 31,
                                                 ------------------------
                                                   2001            2000
                                                 ---------      ---------
                                                  (IN THOUSANDS, EXCEPT
                                                     PER SHARE DATA)
NET ASSETS OF DISCONTINUED BANKING OPERATION

ASSETS:
Cash and cash equivalents ..................     $  62,240      $ 131,622
Equipment and leasehold improvements, net ..        18,165          6,435
Credit card loan receivables ...............       548,239        528,110
  Less allowance for loan losses ...........       (81,325)       (25,136)
                                                 ---------      ---------
Net loans ..................................       466,914        502,974
Due from securitizations ...................       111,944         75,857
Prepaid and other assets ...................        46,789         52,282
                                                 ---------      ---------
    Total assets ...........................       706,052        769,170
                                                 ---------      ---------
LIABILITIES
Liabilities:

Deposits ...................................       551,297        380,248
Accrued expenses and other liabilities .....        10,955         14,659
Secured borrowings .........................        64,000        211,000
                                                 ---------      ---------
    Total liabilities ......................       626,252        605,907
                                                 ---------      ---------
NET ASSETS OF DISCONTINUED BANKING OPERATION     $  79,800      $ 163,263
                                                 =========      =========

                                                                    YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                           2001              2000              1999
                                                        -----------       -----------       -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Interest income ...................................     $    74,665       $    81,378       $    22,054
Interest expense ..................................          34,051            37,156            10,902
                                                        -----------       -----------       -----------
Net interest income ...............................          40,614            44,222            11,152
Provision for loan losses .........................         117,120            57,141            12,072
Non-interest income ...............................         129,746            77,312             4,506
Non-interest expenses .............................         175,055           146,249            80,781
                                                        -----------       -----------       -----------
Loss from discontinued banking operations .........     $  (121,815)      $   (81,856)      $   (77,195)
                                                        ===========       ===========       ===========

OTHER DATA:
Total revenue-- managed basis .....................     $   259,101       $   158,690       $    26,560
Loans receivable -- managed basis .................     $ 2,036,857       $ 1,312,318       $   416,315
Average loan receivables -- managed basis .........     $ 1,913,536       $   856,003       $   191,852
Total number of customer accounts -- managed basis            1,127               708               220
Risk adjusted margin  -- managed basis ............            7.16%             8.38%              N/a
Net interest margin-- owned basis .................            5.64%             6.04%             4.25%
Net charge-offs -- managed basis ..................     $   118,254       $    22,407       $     3,085
Net charge-off rate -- managed basis ..............            6.18%             2.62%             1.61%
Delinquency rate (31+ days) -- managed basis ......            7.23%             3.92%             1.48%
Allowance as a percent of on balance sheet loans ..           14.83%             4.76%             2.77%


The following discussion provides a summary of the discontinued banking operations' 2001 results compared to 2000 results and its 2000 results compared to 1999 results.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Loss from discontinued banking operations for the year ended December 31, 2001 was $121.8 million, an increase of 49% from a loss of $81.9 million for the year ended December 31, 2000. As of December 31, 2001, managed loans, which includes reported and securitized loans, were $2.0 billion, an increase of 55%, over the balance of $1.3 billion at December 31, 2000. Average managed credit card loans for 2001 were $1.9 billion, an increase of 123% over the average of $856.0 million for 2000. Total customer accounts were 1.1 million as of December 31, 2001, an increase of 60%, from 708,000 as of December 31, 2000. These large increases in balances and accounts were the result of our marketing and account management strategies and the increased acceptance of credit card usage over the Internet.

   In the third quarter of 2001, NextBank increased loan loss reserves and began limiting certain of its lending activities. These steps resulted from the worsening economic situation and declining credit quality as well as discussions with NextBank's regulators, the OCC and the FDIC. At that time, the OCC was in the process of completing an examination of NextBank.

   In the third quarter of 2001, at the direction of the OCC, NextBank reclassified as credit losses certain loan losses that were previously classified as fraud losses. This change in classification had the effect of increasing reported credit losses, while decreasing reported other expenses. Management believes that a substantial portion of these re-classified losses were related to fraudulent account origination activity specific to the Internet channel. As a result of discussions with OCC, NextBank began to develop an account level classification system to improve the documentation of fraud losses. NextBank agreed to continue to classify certain loan losses as credit losses and include them in its calculation of the allowance for loan losses until such time as a new classification system could be fully developed and accepted by the OCC. Due to the closure of NextBank, the OCC's acceptance of the new classification system never occurred so we were unable to implement the system.

   Based upon the above-described fraud loss re-classification, for the quarter ending September 30 2001 and all subsequent periods, the OCC determined that NextBank's securitization activities did not qualify for "low-level recourse treatment" under applicable regulatory capital regulations. The effect of the OCC's decision to disallow low-level recourse treatment on the approximately $1.2 billion of securitized loans was to increase NextBank's risk-weighted assets by approximately $537.5 million.

   In light of the increasing loss and delinquency trends experienced in NextBank's loan portfolio, as well as deteriorating economic conditions generally, which management reasonably expected would continue, and possibly worsen, and as a result of the above-described re-classification, NextBank determined to increase its allowance for loan losses at September 30, 2001 to $71.6 million from $31.0 million at June 30, 2001 and maintain similar levels of reserves through December 31, 2001. The provision for loan losses was $117.1 million for 2001, an increase of 105%, compared to $57.1 million in 2000, reflecting increased delinquency and loss rates within the portfolio. At December 31, 2001, the allowance for loan losses represented 14.8% of reported loans compared to 4.8% at December 31, 2000. Including the change in fraud classification discussed above for the third and fourth quarter of 2001, the managed net credit loss rate for 2001 increased to 6.18% from 2.62% in 2000. In addition, the more than 30 day delinquency rate at December 31, 2001 increased to 7.23% from 3.92% at December 31, 2000. These increases in credit loss and delinquency rates were due to the ongoing seasoning of the portfolio, the larger than anticipated increase in consumer bankruptcy filings and deteriorating overall economic conditions.

   Finally, during the third quarter of 2001, NextBank expensed $35.7 million in certain capitalized intercompany acquisition costs previously expensed by us but still capitalized on NextBank's books. This charge reduced NextBank's regulatory capital on a dollar-for-dollar basis but did not have any effect on our consolidated financial statements.

   As a result of the elimination of low-level recourse treatment for securitized assets, the increase in our loan loss reserves and the charge for deferred acquisitions costs, NextBank announced in October 2001 that it would be considered "significantly undercapitalized" under OCC regulations at September 30, 2001 because its risk-based capital ratio dropped below 6% as of that date. NextBank's leverage capital ratio remained at an amount consistent with requirements for "well capitalized" banks. As of December 31, 2001, NextBank's Tier 1 risk based, total risk-based and leverage capital ratios were 3.03%, 4.29%, and 8.38% respectively. An "adequately capitalized" institution is permitted to accept brokered deposits only if it receives a waiver from the FDIC and pays interest on deposits at a rate that is not more than 75 basis points higher than the prevailing rate in its market. Undercapitalized institutions cannot accept brokered deposits, are subject to growth limitations and must submit a capital restoration plan. "Significantly undercapitalized" institutions may be subject to a number of additional requirements and restrictions.

   In addition, pursuant to the OCC's Prompt Corrective Action Directive, the OCC required NextBank to limit new account originations only to FICO scores above 680, suspended originations of secured credit cards and suspend or limit certain line management programs, re-pricing programs and fee-based product strategies. These restrictions had an immediate and adverse impact on our ability to grow our credit card account base, which adversely affected NextBank's liquidity and capitalization and reducing non-interest income beginning in the fourth quarter 2001.

   In the third quarter 2001, due to worsening economic conditions and credit quality concerns, NextBank also established a valuation reserve to recognize the estimated uncollectible portion of accrued finance charges and fees on certain of its non-securitized loans that were more than 30 days delinquent. This reserve at December 31, 2001 was $6.5 million. Historically, these finance charges and fees had been reversed against current revenue upon charge-off of the related account.

   The discontinued banking operations' managed net interest margin increased to 6.93% for 2001 compared to 6.00% for 2000. The discontinued banking operations experienced continued improvements in cost of funds during 2001 as NextBank benefited from re-pricing of its CD portfolio and conduit borrowing facilities with the general decline in interest rates. Cost of funds decreased by 265 basis points year over year. Similarly, the yield on the credit card portfolio fell 101 basis points year over year. Notwithstanding the continued lower cost of funds, risk-adjusted margin for 2001 declined to 7.16%, compared to 8.38% in 2000. The decrease was driven by the factors discussed above including the third quarter 2001 reclassification of fraud losses and the establishment of a valuation reserve for the estimated uncollectible portion of accrued finance charges and fees on certain non-securitized loans.

   Included in non-interest income are interchange and other credit card fees consisting of income from the Visa system for purchases made with the NextCard Visa and fees paid by NextBank's cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for 2001 was $45.1 million, an increase of over 50%, compared with $29.7 for 2000. The significant increase in credit card fee income in 2001 was attributable to the increase in the credit card loan portfolio, an increase in cardholder purchase volume, the introduction and increase in marketing of fee-based products, our increased marketing of secured credit cards and the July 2000 change in domicile of NextBank's charter to Arizona. In mid-2000, we began marketing fee-based products, beginning with Credit Guard, our credit protection product. In the second quarter of 2000, we moved the NextBank charter from California to Arizona and, as permitted under Arizona law, brought the credit card fees we could charge to our customers more in line with the rest of the industry.

   Also included in non-interest income is income associated with securitizing and servicing securitized loans. When NextBank securitized loans, interchange and other credit card fees associated with such loans were no longer reported as "Interchange and credit card fees" but instead are reported as part of "Securitization Income." In addition, interest income generated by these securitized loans in excess of the interest paid to investors, related credit losses, servicing fees, and other transaction expenses were also reported as part of "Securitization Income." Average securitized loans outstanding in 2001 were $1.3 billion, an increase of 330%compared $302.0 million in 2000. Securitization income in 2001 totaled $84.7 million and included net gains on loan sales of $7.7 million. Changes in economic and performance expectations as well as the changes to NextBank's business in the third quarter discussed above, which began to impact the yield on the portfolio in the fourth quarter of 2001, all affected the present value of the estimated excess servicing income during the period the securitized loans are projected to be outstanding. As a result, NextBank recorded a mark-to-market charge of $10.3 million related to these interest-only strip receivables for securitizations completed in prior periods. This charge is included in securitization income for 2001. Securitization income in 2000 totaled $47.6 million and includes gains of $25.5 million.

   Non-interest expenses of the discontinued banking operations includes salaries and employee benefits, marketing and advertising, credit card activation and servicing costs, occupancy and equipment, professional fees, amortization of loan structuring fees and deferred compensation costs, fraud and miscellaneous other expenses. Non-interest expense was $175.1 million in 2001, an increase of 20% from $146.2 million in 2000. This increase reflects the increase in the cost of operations to manage the growth in customers, products and the loan portfolio prior to discontinuance of our banking operations, as well as the classification of certain fraud losses in the first and second quarters of 2001. The increase in non-interest expense was partially offset by the decrease in marketing and advertising expenditures, which consist primarily of Internet-based advertising, promotional expenditures, various branding campaigns and public relations. Marketing and advertising expenditures were $14.7 million for 2001, a decrease of 53% from $31.4 million in 2000. This decrease in marketing and advertising expenditures was due to no large-scale branding campaign expenditures in 2001, unlike 2000, as well as our increased marketing efficiencies resulting from the continued success of our Internet Database Marketing System and our ability to continually test and optimize our online marketing campaigns. In addition, as one of the largest advertisers on the Internet, we had more negotiating power, particularly as online advertising rates softened in 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Loss from discontinued banking operations for the year ended December 31, 2000 was $81.9 million, an increase of 6% over a loss of $77.2 million for the year ended December 31, 1999. As of December 31, 2000, managed loans, which includes reported and securitized loans, was $1.3 billion, an increase of 215% over the balance of $416.3 million at December 31, 1999. Average managed credit card loans for 2000 were $856.0 million, an increase of 346% from $191.9 million for 1999. Total customer accounts were 708,000 at December 31, 2001, an increase of 222% from 220,000 at December 31, 2000. These large increases in balances and accounts were the result of the continued success of our marketing and account management strategies and the increased acceptance of credit card usage over the Internet.

   The discontinued banking operations' managed net interest margin increased to 6.00% for 2000 compared to 4.25% for 1999. The increase in net interest margin in 2000 was primarily attributable to our ability to refine our pricing for appropriate customer segments using profile based pricing technology, the repricings of the credit card loan portfolio due to the expiration of introductory rates periods, and a lower cost of funds compared to 1999. Risk-adjusted margin for 2000 was 8.38%.

   The managed net credit loss rate for 2000 increased to 2.62% from 1.61% in 1999. The more than 30 days delinquency rate at December 31, 2000 increased to 3.92% from 1.48% at December 31, 1999. These increases in credit loss and delinquency rates were primarily due to the ongoing seasoning of the portfolio, which was expected with a relatively new and growing portfolio. At December 31, 2000, the majority of the credit card loan portfolio was less than twelve months old.

   The provision for loan losses was $57.1 million for 2000, an increase of 373% compared to $12.1 million in 1999. At December 31, 2000, the allowance for loan losses represented 4.8% of reported loans compared to 2.8% at December 31, 1999. Increases in both the loan loss provision and allowance for loan losses reflected increased delinquency and loss rates within the seasoning portfolio as well as the dramatic growth of the portfolio.

   As previously discussed, included in non-interest income are interchange and other credit card fees consisting of income from the Visa system for purchases made with the NextCard Visa and fees paid by NextBank's cardholders, such as late fees, over-limit fees and program fees. Such reported non-interest income for 2000 was $29.7 million compared with $4.2 million for 1999. The significant increase in credit card fee income in 2000 was attributable to the increase in the credit card loan portfolio, an increase in cardholder purchase volume, the introduction and the increase in marketing of fee-based products and the July 2000 change in domicile of NextBank's charter from California to Arizona which, as permitted under Arizona law, brought the credit card fees we could charge our customers more in line with the rest of the industry.

   Average securitized loans outstanding for 2000 were $302.1 million. No loans were securitized in 1999. Securitization income in 2000 totaled $47.6 million and included gains on sale of $25.5 million related to the sale of $784.2 million of credit card loan receivables.

   Non-interest expenses increased to $146.2 million in 2000 from $80.8 million in 1999. This increase reflects the increase in the cost of operations to manage the growth in customers, products and the loan portfolio prior to discontinuance of our banking operations. Included in non-interest expense is salaries and employee benefit expense of $54.8 million in 2000 compared to $21.9 million in 1999. This $32.9 million increase was due to increased staffing needs to support the increase in credit card accounts and other functions, including employees hired in the Phoenix, Arizona call center in 2000. The number of employees at December 31, 2000 and 1999 was 820 and 287, respectively.

Provision for Income Taxes

We have had a net loss for each period since inception. As of December 31, 2001, we had approximately $203.0 million and $151.0 million of net operating loss carryforwards for federal and state income tax purposes, respectively. Of these net operating loss carryforwards $63.0 million federal and $76.0 million state NOL's are related to NextBank. The federal net operating loss carryforwards will begin expiring in 2012 and the state net operating loss carryforwards will begin expiring in 2005. Because of uncertainty regarding realizability, and our possible loss of NextBank's net operating loss carryforwards upon NextBank's closure, we have provided a full valuation allowance on our deferred tax assets consisting primarily of net operating loss carryforwards. See Note 11 of Notes to the Consolidated Financial Statements.

Funding, Liquidity and Capital Resources

   Prior to the closure of NextBank on February 7, 2002, we financed the growth of our credit card loan portfolio and operations through third-party commercial paper conduit facilities, term asset securitizations, certificates of deposit issued by NextBank, and equity issuances. In March 2002, we entered into the FDIC Service Agreement in which the FDIC agreed to reimburse us for the majority of our operating expenses for a minimum of three months. The FDIC has the option to continue the FDIC Service Agreement on a monthly basis after May 30, 2002 in return for our agreement to continue providing specific services to it. In addition, pursuant to this agreement, the FDIC agreed to make a $1.0 million non-recourse loan to us which will be made to us in three equal installments beginning in March 2002. The loan will not bear interest and will mature on September 12, 2002. Since this loan is secured by an assignment in favor of the FDIC of all our right, title and interest in and to the security backing a $1.0 million letter of credit executed in favor of MasterCard International, our unrestricted cash on hand will not be required to repay this amount in September 2002.

   As of December 31, 2001, our unrestricted cash and cash equivalents were $10.2 million and we had outstanding accounts payable of $3.6 million and accrued liabilities of $18.3 million. Included in the $18.3 million of accrued liabilities was approximately $7.2 million of accrued operating expenses for which we had yet to be invoiced from our vendors $4.1 million for our estimated future payments under our continuing NextCard Visa rewards program. The accrued liabilities will be paid in 2002 as our vendors present invoices to us and the rewards program liability will be paid out as NextBank credit card customers redeem their accrued points.

   In 1998, we entered into a $1.25 million equipment loan and security agreement with a finance company. Borrowings under the loan agreement bear interest at 7.55% per year and are secured by related equipment purchases. As of December 31, 2001, the loan had an outstanding balance of $338,000. Also, in 1998, we entered into a $1.0 million lease/loan financing arrangement with a financing company. This lease/loan financing arrangement is secured by a pledge of all equipment leased under the arrangement and bears interest at 7.5% per year. As of December 31, 2001, the lease/loan had an outstanding balance of $326,000. Also, in February 1999, we entered into a $5.0 million line of credit with a finance company. Borrowings under this line of credit accrue interest at 12.25% per year, is repayable in monthly installments and final payment is due in April 2002. This line is secured by a subordinated security interest in all tangible and intangible assets of our company. This line of credit had an aggregate outstanding balance of $758,000 at December 31, 2001. All of these above described loans mature in 2002.

   We lease office space under separate lease agreements and have operating leases for office equipment. The minimum aggregate, non-cancelable payments, by year, under lease obligations with initial or remaining terms of one year or more, some of which contain renewal options based on the then current fair market values, consist of the following at December 31, 2001 (in thousands):

                        2002..............     $5,258
                        2003..............      5,352
                        2004..............      5,093
                        2005..............      3,288
                        Thereafter........      3,249
                                              -------
                                              $22,240
                                              =======

   Given the closure of NextBank and our focus on a new business strategy, much of the office space to which these leases relate will not be needed after the FDIC Service Agreement is terminated. We plan on discussing alternatives with each of our landlords, but there can be no assurances that any of the leases' contractual requirements can, or will be, favorably renegotiated.

   Some, but not all, of the obligations discussed above will be reimbursed to us in 2002 by the FDIC after we have made payment to our vendors and lessors. Once the FDIC Service Agreement has been terminated, however, we anticipate that our cash will be insufficient to permit us to continue to pay all of these obligations. In order to continue operations beyond the termination of the FDIC Service Agreement, we will require a substantial capital infusion, the alleviation of a significant portion of our obligations or will need to have developed and implemented a new business model that generates substantial cash flow, or a combination of any or all three of these.

   In addition, at December 31, 2001, we had $4.8 million of restricted cash and cash equivalents which represents collateral held by a bank that has issued four standby letters of credit on behalf of certain of our beneficiaries. We do no anticipate that such restricted funds will be available to us in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

   See Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The fair value of our cash, cash equivalents, accounts payable, accrued expenses and borrowing facilities approximate their carrying values due to the short maturity of those instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NEXTCARD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        ---------      ---------
                                                                             (IN THOUSANDS)
ASSETS
Cash and cash equivalents .........................................     $  10,202      $  48,850
Cash and cash equivalents, restricted .............................         4,840         10,254
Equipment and leasehold improvements, net .........................         7,378         12,980
Prepaid and other assets ..........................................         2,702          7,129
Net assets of discontinued banking operations (Note 4) ............        79,800        163,263
                                                                        ---------      ---------
    Total assets ..................................................     $ 104,922      $ 242,476
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
 Accounts payable .................................................         3,635         10,558
 Accrued expenses and other liabilities ...........................        18,305         23,177
 Other borrowings .................................................         1,422          7,851
 Accrued loss of discontinued banking operations (Note 4) .........       111,032             --
                                                                        ---------      ---------
    Total liabilities .............................................       134,394         41,586
                                                                        ---------      ---------
Shareholders' equity (deficit):
 Common stock, par value $.001 per share (authorized:
   87,433 shares; issued and outstanding: December 31,
   2001 -- 54,018 shares; December 31, 2000 -- 53,373 shares) .....            53             53
 Additional paid-in capital .......................................       384,058        382,573
 Deferred stock compensation ......................................        (1,006)        (2,006)
 Accumulated deficit ..............................................      (409,848)      (177,001)
 Treasury stock, at cost (December 31, 2001 and 2000 -- 359 shares)        (2,729)        (2,729)
                                                                        ---------      ---------
     Total shareholders' equity (deficit) .........................       (29,472)       200,890
                                                                        ---------      ---------
     Total liabilities and shareholders' equity (deficit) .........     $ 104,922      $ 242,476
                                                                        =========      =========



                 See notes to consolidated financial statements.

                         NEXTCARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                 2001           2000           1999
                                                               ---------      ---------      ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from discontinued banking operations ................     $(121,815)     $ (81,856)     $ (77,195)
Loss from closure of banking operations ..................      (111,032)            --             --
                                                               ---------      ---------      ---------
Net loss .................................................     $(232,847)     $ (81,856)     $ (77,195)
                                                               =========      =========      =========

Basic and diluted net loss per share .....................     $   (4.37)     $   (1.56)     $   (2.54)
                                                               =========      =========      =========
Weighted average common shares used in net loss per common
  share calculation ......................................        53,343         52,570         30,399
                                                               =========      =========      =========

                 See notes to consolidated financial statements.

                         NEXTCARD, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                             CONVERTIBLE
                                                              PREFERRED
                                                           STOCK SERIES A-D               COMMON STOCK
                                                       ------------------------      -----------------------    ADDITIONAL
                                                         SHARES         AMOUNT         SHARES        AMOUNT       PAID-IN
                                                       ---------      ---------      ---------     ---------     ---------
                                                                              (IN THOUSANDS)
Balances at December 31, 1998 ....................        32,626      $      33          4,932     $       5     $  63,849
Issuance of common stock upon exercise of stock
  options and warrants ...........................            --             --          2,064             2           678
Issuance of common stock from IPO, net of expenses            --             --          6,900             7       126,969
Issuance of common stock from secondary offering,
  net of expenses ................................            --             --          4,500             4       153,001
Issuance of stock warrants .......................            --             --             --            --        25,191
Conversion of preferred stock to common stock ....       (32,626)           (33)        32,626            33            --
Deferred stock compensation ......................            --             --             --            --        16,031
Amortization for deferred stock compensation .....            --             --             --            --            --
Settlement of note receivable ....................            --             --             --            --            13
Net loss .........................................            --             --             --            --            --
                                                       ---------      ---------      ---------     ---------     ---------
Balances at December 31, 1999 ....................            --             --         51,022            51       385,732
Issuance of common stock upon exercise of stock
  options and warrants ...........................            --             --          2,351             2         1,854
Deferred stock compensation ......................            --             --             --            --        (5,026)
Amortization for deferred stock compensation .....            --             --             --            --            --
Settlement of note receivable ....................            --             --             --            --            13
Purchase of common shares for treasury ...........            --             --             --            --            --
Net loss .........................................            --             --             --            --            --
                                                       ---------      ---------      ---------     ---------     ---------
Balances at December 31, 2000 ....................            --             --         53,373            53       382,573
Issuance of common stock upon exercise of stock
  options and warrants ...........................            --             --            645            --           809
Deferred stock compensation ......................            --             --             --            --           676
Amortization for deferred stock compensation .....            --             --             --            --            --
Net loss .........................................            --             --             --            --            --
                                                       ---------      ---------      ---------     ---------     ---------
Balances at December 31, 2001 ....................            --      $      --         54,018     $      53     $ 384,058
                                                       =========      =========      =========     =========     =========

                                                                                                       TOTAL
                                                       DEFERRED                                     SHAREHOLDERS'
                                                        STOCK         ACCUMULATED      TREASURY        EQUITY
                                                     COMPENSATION       DEFICIT         STOCK        (DEFICIT)
                                                     ------------      ---------       --------      ---------
                                                                            (IN THOUSANDS)
Balances at December 31, 1998 ....................    $  (6,000)      $ (17,950)            --      $  39,937
Issuance of common stock upon exercise of stock
  options and warrants ...........................           --              --             --            680
Issuance of common stock from IPO, net of expenses           --              --             --        126,976
Issuance of common stock from secondary offering,
  net of expenses ................................           --              --             --        153,005
Issuance of stock warrants .......................           --              --             --         25,191
Conversion of preferred stock to common stock ....           --              --             --             --
Deferred stock compensation ......................      (16,031)             --             --             --
Amortization for deferred stock compensation .....       10,028              --             --         10,028
Settlement of note receivable ....................           --              --             --             13
Net loss .........................................           --         (77,195)            --        (77,195)
                                                      ---------       ---------      ---------      ---------
Balances at December 31, 1999 ....................      (12,003)        (95,145)            --        278,635
Issuance of common stock upon exercise of stock
  options and warrants ...........................           --              --             --          1,856
Deferred stock compensation ......................        5,026              --             --             --
Amortization for deferred stock compensation .....        4,971              --             --          4,971
Settlement of note receivable ....................           --              --             --             13
Purchase of common shares for treasury ...........           --              --      $  (2,729)        (2,729)
Net loss .........................................           --         (81,856)            --        (81,856)
                                                      ---------       ---------      ---------      ---------
Balances at December 31, 2000 ....................       (2,006)       (177,001)        (2,729)       200,890
Issuance of common stock upon exercise of stock
  options and warrants ...........................           --              --             --            809
Deferred stock compensation ......................         (676)             --             --             --
Amortization for deferred stock compensation .....        1,676              --             --          1,676
Net loss .........................................           --        (232,847)            --       (232,847)
                                                      ---------       ---------      ---------      ---------
Balances at December 31, 2001 ....................    $  (1,006)      $(409,848)     $  (2,729)     $ (29,472)
                                                      =========       =========      =========      =========


                 See notes to consolidated financial statements.

                         NEXTCARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                               2001            2000           1999
                                                                             ---------      ---------      ---------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss ...............................................................     $(232,847)     $ (81,856)     $ (77,195)
Adjustments to net loss to arrive at cash used in operating activities:
  Change in operating assets and liabilities:
    Increase in accrued loss from closure of discontinued banking
      Operations .......................................................       111,032             --             --
    (Increase) decrease in net assets of discontinued banking operations        83,463        (47,245)      (113,918)
    Increase in net assets of continuing operations ....................        (1,223)        (3,741)        27,588
                                                                             ---------      ---------      ---------
Net cash used in operating activities ..................................       (39,575)      (132,842)      (163,525)
                                                                             ---------      ---------      ---------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock .................................           927          1,896        280,661
Proceeds from settlement of notes receivable ...........................            --             13             13
Proceeds from sale of common stock warrants ............................            --             --         22,500
                                                                             ---------      ---------      ---------
Net cash provided by financing activities ..............................           927          1,909        303,174
                                                                             ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents ...................       (38,648)      (130,933)       139,649
Cash and cash equivalents at the beginning of the year .................        48,850        179,783         40,134
                                                                             ---------      ---------      ---------
Cash and cash equivalents at the end of the year .......................     $  10,202      $  48,850      $ 179,783
                                                                             =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Unearned stock based compensation ....................................     $  (3,916)     $  (5,026)     $  16,031
  Purchase of treasury stock for note payable ..........................     $      --      $   2,729      $      --



                 See notes to consolidated financial statements.

                         NEXTCARD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

   NextCard, Inc. ("NextCard"), was incorporated in the State of California on June 5, 1996 and reincorporated in Delaware in May 1999 in connection with its initial public offering ("IPO") (See Note 3), for the purpose of offering Internet-based consumer financial services. On December 23, 1997, NextCard began accepting applications for the NextCard(R) Visa(R), which through September 30, 1999 was issued solely through a strategic alliance with Heritage Bank of Commerce ("Heritage"), a San Jose, California based depository institution. During that period, NextCard originated credit card relationships and serviced the related credit card accounts on behalf of Heritage pursuant to a profit and loss sharing agreement.

   On September 16, 1999, NextCard acquired all of the outstanding common stock of Textron National Bank ("TNB"), a wholly owned subsidiary of Textron Corporation and changed the name of the bank to "NextBank, National Association" ("NextBank"). On September 16, 1999, in connection with the acquisition and formation of NextBank, all of the issued and outstanding capital stock of NextCard Funding Corp. ("NCFC") was contributed to NextBank. Accordingly, NCFC became a wholly owned subsidiary of NextBank, which, in turn, until February 7, 2002, was a wholly owned subsidiary of NextCard.

   Subsequent to the purchase of NextBank and until February 7, 2002, NextCard originated credit card accounts on its own behalf. NextCard marketed its credit card products solely through the Internet and provided online approval and customized customer product pricing. Other key product features included a customer service interface, which enabled the customer to review statements and other recent account activity online, and download data into different formats.

   As further discussed in Note 4, on February 7, 2002, the Office of the Comptroller of the Currency ("OCC") closed NextBank and appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver for NextBank. As a result, NextCard can no longer issue credit cards for its own account. NextCard is, however, providing certain services to the FDIC under a restated and amended service agreement (the "FDIC Service Agreement"), which was effective March 1, 2002.

   Pursuant to the FDIC Service Agreement, substantially all of NextCard's employees and credit card loan portfolio servicing operations were transferred to a third party contractor to the FDIC and NextCard has agreed to continue providing to the FDIC, for a minimum of three months ending May 30, 2002, certain administrative services and a nonexclusive license to its intellectual property. The FDIC Service Agreement provides for the FDIC to have uninterrupted access to NextCard's technology and proprietary systems while the FDIC seeks a buyer for NextBank's portfolio of credit card loans. In exchange for NextCard's commitment to continue to provide technology support for the NextBank portfolio, the FDIC has agreed to pay NextCard certain fees and retention benefits necessary to maintain this support. The FDIC has the option to continue the FDIC Service Agreement on a monthly basis after May 30, 2002 in return for NextCard's agreement to continue providing the specified support.

   In connection with the FDIC Service Agreement, NextCard reduced its number of employees by 546 persons (approximately 90% of NextCard's workforce), leaving 64 persons remaining employed by NextCard. Of the employees terminated, 465 persons were offered temporary employment with a third-party contractor on behalf of the FDIC. The movement of NextCard's workforce to the supervision of the FDIC is intended to ensure continuous provision of customer and portfolio servicing with respect to the NextBank credit card accounts and receivables.

   Prior to February 7, 2002, NextCard's operations consisted solely of providing support to the credit card banking operations of NextBank. Subsequent to February 7, 2002, NextCard's operations will be twofold. NextCard's operations will include providing the services specified under the FDIC Service Agreement until that agreement terminates. Additionally, NextCard will attempt to develop a new business model which may include licensing certain aspects of its proprietary customer service technology to other credit card companies and adapting its proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. There is no assurance that NextCard will be successful in developing a new business model. NextCard is also actively exploring strategic alternatives, which might include a merger, asset sale or other comparable transaction or a financial restructuring. Any such strategic alternative is likely to include NextCard making a Chapter 11 bankruptcy filing.

2. CONSOLIDATION AND BASIS OF PRESENTATION

   The consolidated financial statements include NextCard and its wholly owned subsidiaries, NextBank and NextCard Limited, a company incorporated in England and Wales. NextCard and its subsidiaries are collectively referred to herein as the Company. To date, the activities of NextCard Limited have been immaterial. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

   The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses of $121.8 million, $81.9 million and $77.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, the Company has experienced recurring negative cash flows from operating activities and has a shareholders' deficit as of December 31, 2001 of $29.5 million. In addition, as disclosed in Note 4, on February 7, 2002, the OCC closed NextBank and appointed the FDIC, as receiver for NextBank. As such, the assets and liabilities of NextBank ceased to be owned by NextCard effective February 7, 2002. NextCard is currently providing services to and receiving fees from the FDIC under the FDIC Service Agreement, which is scheduled to terminate no earlier than May 30, 2002. Upon the termination of the FDIC Service Agreement, NextCard anticipates that its cash will be insufficient to permit continued, sustained operations in the absence of either a substantial capital infusion, the alleviation of liabilities or the successful development and implementation of a new business model that generates substantial cash flow, or a combination of these factors. Furthermore, as disclosed in Note 7, the Company is subject to several shareholder lawsuits and is under investigation by both the OCC and the FDIC. The outcome of these matters is unknown at this time. Additionally, as more fully described in Note 7, the FDIC may have a claim against NextCard's assets under the capital assurance agreement and should NextCard declare bankruptcy, the FDIC will be entitled to a recovery specified in the FDIC Service Agreement.

   Although these conditions raise substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. As such, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Instead, the assets and liabilities of the Company, including the assets and liabilities of NextBank, which are now under the control of the FDIC and included in net assets of discontinued operations, are presented in the consolidated balance sheets in accordance with generally accepted accounting principles for a going concern, generally at historical cost, and assume that they will be realized as a going concern and in the normal course of business. The FDIC, as receiver of NextBank, plans to liquidate NextBank's assets and satisfy NextBank's liabilities other than in the normal course of business, which could vary materially from the amounts currently disclosed in the financial statements. Management's plans in regard to these matters are described in Notes 1 and 4.

   As a result of the Company's filing of the capital restoration plan on December 31, 2001 (see Note 4) and the February 7, 2002 actions of the OCC and the actions of the FDIC on and subsequent to that date, the results of NextCard's operations have been reported in these consolidated financial statements as discontinued operations. The accounting for discontinued operations requires that the results of the discontinued segment or segments be separately reported. See Note 4 for more details about the discontinued operations, including the loss on disposal and results of operations of the discontinued banking operations.

3. SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

   Cash and cash equivalents are stated at cost, which approximates fair value. NextCard includes in cash equivalents all highly liquid investments that mature within three months after their purchase date. Cash equivalents consist primarily of high-grade commercial paper and money market funds. Restricted cash and cash equivalents represent collateral held by a bank that has issued four standby letters of credit on behalf of certain beneficiaries of NextCard. (See Notes 4 and 7).

   Financial instruments that potentially subject NextCard to concentrations of credit risk consist primarily of cash and cash equivalents at financial institutions. From time-to-time, NextCard places its cash and cash equivalents with major financial institutions and such deposits exceed the FDIC limit of $100,000 per account.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets or lease term. Depreciation is computed using a three-year life for computer equipment and software, a five-year life for furniture and office equipment and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years.

   NextCard expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally two years). As a result of uncertainty surrounding the viability of NextCard's proposed new business model, NextCard wrote-off all remaining capitalized software costs of $5.8 million as of December 31, 2001. This amount is included in the loss from discontinued banking operations in the accompanying statement of operations. (See Note 4).

IMPAIRMENT OF LONG-LIVED ASSETS

   Long-lived assets, including equipment and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally using discounted net cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company wrote-down $1.7 million in equipment and leasehold improvements that were not expected to be used in NextCard's proposed new business model. (See Note 4).

PROVISION FOR INCOME TAXES

   The liability method of accounting is used for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

COMPREHENSIVE INCOME

   NextCard has no material components of other comprehensive income.

SEGMENT INFORMATION

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), requires that public business enterprises report financial and other descriptive information about reportable operating segments in annual financial statements and interim reporting to shareholders. NextCard has determined that, through December 31, 2001, it had only one operating and reportable segment, origination and servicing of Internet-based credit card relationships for United States cardholders, which is further described in Note
1. As discussed in Note 4, this segment was discontinued effective December 31, 2001. As of February 7, 2002, NextCard began attempting to develop a new business model which may include licensing certain aspects of its proprietary customer service technology to other credit card companies and adapting its proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. If the Company is successful in developing this new business model, the results of operations would be reflected as a new segment.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of NextCard's cash, cash equivalents, accounts payable, accrued expenses and borrowings approximate their carrying values due to the short maturity of those instruments and items.

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

   The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                   YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            2001           2000           1999
                                                          ---------      ---------      ---------
Net loss ............................................     $(232,847)     $ (81,856)     $ (77,195)
                                                          =========      =========      =========
Basic and diluted:
  Weighted average shares of common stock outstanding        53,343         52,635         31,192
  Less: Weighted average shares subject to repurchase            --            (65)          (793)
                                                          ---------      ---------      ---------
  Weighted average shares used in computing basic and
     diluted net loss per common shares .............        53,343         52,570         30,399
                                                          =========      =========      =========
Basic and diluted net loss per common share .........     $   (4.37)     $   (1.56)     $   (2.54)
                                                          =========      =========      =========

   NextCard has excluded all convertible preferred stock, warrants for common stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because their inclusion would be antidilutive (i.e., reduce the net loss per common share) for all periods presented. The total number of shares excluded from the calculations of diluted net loss per common share are 18,943,000, 18,373,000, and 14,079,000 for the years ended December 31, 2001, 2000, and
1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per common share using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. NextCard does not expect the adoption of SFAS 141 and 142 to have a material impact on its financial position or results of operations.

   In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. NextCard is required to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. NextCard does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

   On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, SFAS 144 enhances companies' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. SFAS 144 is effective for the quarter ending March 31, 2002. NextCard does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operation.

4. DISCONTINUED OPERATIONS

   In September 2001, in connection with an annual examination, the OCC notified NextBank that, as a result of NextBank's classification of certain loan losses as fraud losses rather than credit losses, the OCC had determined that NextBank's securitization activities would no longer qualify for "low-level recourse treatment" under applicable regulations. The OCC confirmed this position with an interpretive letter dated October 29, 2001. While the OCC did not conclude that these loan losses were not the product of fraud, the OCC took the position that such a characterization required detailed account-level procedures. Pending the development and implementation of such account-level processes, the OCC required for the third quarter of 2001 and subsequent periods that all affected loan losses be reclassified as credit losses.

   The effect of the OCC's decision to disallow low-level recourse treatment on NextBank's securitized assets was to increase NextBank's risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001, as reported in NextBank's Consolidated Report of Condition and Income ("Call Report") filed with the FDIC on October 30, 2001. Inclusion of those assets for purposes of calculating regulatory capital was a significant factor resulting in NextBank's risk based capital ratios being at a level that rendered NextBank "significantly undercapitalized" under applicable federal banking regulations.

   On October 31, 2001, NextCard announced that NextBank was considered "significantly undercapitalized" under federal regulations, and that it had engaged Goldman Sachs & Co. to assist in finding an acquisition partner for NextCard. From October 31, 2001 until December 31, 2001, NextCard actively marketed NextCard and NextBank and several potential bidders performed on-site due diligence examinations of the NextBank portfolio. However, by December 31, 2001, no acquisition transaction had been consummated.

   On November 15, 2001, the OCC issued a Prompt Corrective Action Directive against NextBank. The Prompt Corrective Action Directive required that NextBank file with the OCC an acceptable capital restoration plan by December 31, 2001 and required NextBank to limit new account originations to those with FICO scores above 680, to suspend originations of secured credit cards and to suspend or limit certain line management programs, re-pricing programs and fee-based product strategies. A capital restoration plan of a significantly undercapitalized bank must include the steps the bank will take to correct any asserted capital deficiency. On December 31, 2001, NextBank filed a capital restoration plan with the OCC that discussed NextCard's ongoing attempts to negotiate a sale of NextCard to a third party and, if such a sale could not be accomplished, proposing an orderly liquidation strategy covering NextBank's assets and liabilities. On January 12, 2002, the Company filed an Asset Disposition Plan with the OCC, which further detailed management's proposals to liquidate the assets and liabilities of NextBank. On February 7, 2002, without acting on NextCard's proposed Asset Disposition Plan, the OCC appointed the FDIC as receiver for NextBank.

   Upon the FDIC's appointment as receiver of NextBank, NextCard ceased to own the assets and liabilities of NextBank and accordingly, NextCard was unable to continue to conduct its banking operations. Because NextBank was NextCard's only principal subsidiary and all of NextCard's operations were directly related to supporting the banking operations, all of the Company's consolidated operations, for all periods presented have been classified as discontinued operations in the accompanying consolidated statements of operations. In addition, NextCard recorded a loss on disposal of discontinued banking operations of $111.0 million. The loss on disposal of discontinued banking operations includes the net book value of the Company's banking related assets on February 7, 2002 of $92.3 million, as well as severance pay of $0.8 million and estimated accrued losses under NextCard's office lease agreements related to the discontinued banking operations of $17.9 million. The income and loss from discontinued banking operations for all periods presented are summarized below:

                                                     YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                2001            2000          1999
                                              ---------      ---------      ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF DISCONTINUED OPERATIONS:
Interest income .........................     $  74,665      $  81,378      $  22,054
Interest expense ........................        34,051         37,156         10,902
                                              ---------      ---------      ---------
Net interest income .....................        40,614         44,222         11,152
Provision for loan losses ...............       117,120         57,141         12,072
Non-interest income .....................       129,746         77,312          4,506
Non-interest expenses ...................       175,055        146,249         80,781
                                              ---------      ---------      ---------
Loss from discontinued banking operations     $(121,815)     $ (81,856)     $ (77,195)
                                              =========      =========      =========
Loss from closure of banking operations       $(111,032)
                                              =========


   The net assets of the discontinued banking operations primarily represent the assets and liabilities of NextBank and certain assets of NextCard which are not expected to be used to support the possible development and implementation of any new business model NextCard may pursue. Such net assets include:

                                                        DECEMBER 31,
                                                  ------------------------
                                                    2001           2000
                                                  ---------      ---------
                                                    (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
NET ASSETS OF DISCONTINUED BANKING OPERATIONS

ASSETS:
Cash and cash equivalents ...................     $  62,240      $ 131,622
Equipment and leasehold improvements, net ...        18,165          6,435
Credit card loan receivables ................       548,239        528,110
  Less allowance for loan losses ............       (81,325)       (25,136)
                                                  ---------      ---------
Net loans ...................................       466,914        502,974
Due from securitizations ....................       111,944         75,857
Prepaid and other assets ....................        46,789         52,282
                                                  ---------      ---------
    Total assets ............................       706,052        769,170
                                                  ---------      ---------
LIABILITIES
Deposits ....................................       551,297        380,248
Accrued expenses and other liabilities ......        10,955         14,659
Secured borrowings ..........................        64,000        211,000
                                                  ---------      ---------
    Total liabilities .......................       626,252        605,907
                                                  ---------      ---------
NET ASSETS OF DISCONTINUED BANKING OPERATIONS     $  79,800      $ 163,263
                                                  =========      =========


The assets and liabilities reflected in the accompanying consolidated balance sheets that are not classified as net assets of discontinued banking operations are assets and liabilities of NextCard that are expected to be used by NextCard in connection with the development and execution of the new business model. These amounts are generally carried as historical cost.

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   The following is a summary of equipment and leasehold improvements (in thousands):

                                                         DECEMBER 31,
                                                    ----------------------
                                                      2001          2000
                                                    --------      --------
Computer equipment and software ...............     $ 14,605      $ 13,133
Furniture and office equipment ................        1,027         1,261
Leasehold improvements ........................          658           787
                                                    --------      --------
                                                      16,290        15,181
Less: Accumulated depreciation and amortization       (8,912)       (2,201)
                                                    --------      --------
                                                    $  7,378      $ 12,980
                                                    ========      ========

6. BORROWINGS

   During 1998, NextCard entered into a $1.25 million equipment loan and security agreement with a finance company. Borrowings under the loan agreement bear interest at 7.55% per year and are secured by related equipment purchases. As of December 31, 2001 and 2000, the loan had an outstanding balance of $338,000 and $671,000, respectively.

   In addition, during 1998 NextCard entered into a $1.0 million lease/loan financing arrangement with a financing company. The lease/loan financing arrangement is secured by a pledge of all equipment leased under the arrangement and bears interest at 7.5% per year. As of December 31, 2001 and 2000, the lease/loan had an outstanding balance of $326,000 and $591,000, respectively.

   In February and May 1999, NextCard entered into two separate $5.0 million lines of credit with a finance company. Borrowings under the lines of credit accrue interest at 12.25% per year and are repayable in monthly installments. The final payment in one line was due in May 2000 and April 2002 for the other line. These lines are secured by subordinated security interests in all tangible and intangible assets of NextCard. Aggregate outstanding balances were $758,000 and $2,855,000 at December 31, 2001 and 2000, respectively.

   All of the above borrowings mature in 2002.

   In addition, pursuant to the FDIC Service Agreement, the FDIC has agreed to make a $1.0 million non-recourse loan to NextCard in three equal installments. The loan is non-interest bearing, will mature on September 12, 2002 and is secured by an assignment in favor of the FDIC of all of NextCard's right, title and interest in and to the restricted cash collateral of $1.0 million backing a letter of credit, in like amount as the loan, executed in favor of MasterCard International.

7. COMMITMENTS AND CONTINGENCIES

RENTAL COMMITMENTS

   NextCard leases its office space under separate lease agreements and has operating leases for office equipment. The minimum aggregate, non-cancelable payments, by year, under lease obligations with initial or remaining terms of one year or more, some of which contain renewal options based on the then current fair market values, consist of the following at December 31, 2001 (in thousands):

        2002 .................................  $ 5,258
        2003 .................................    5,352
        2004 .................................    5,093
        2005 .................................    3,288
        Thereafter............................    3,249
                                                -------
                                                $22,240
                                                =======

   The majority of NextCard's leased facilities are not expected to be used in NextCard's continuing operations subsequent to the termination of the FDIC Service Agreement. As such, NextCard has expensed the majority of the rental payments due under its premises leases for all periods subsequent to May 31, 2002. This expense totaled $17.9 million and is included in the loss on the closure of banking operations in the accompanying consolidated statements of operations.

   In connection with certain office lease agreements and other third party agreements, NextCard has executed a total of $4.6 million of irrevocable standby letters of credit in favor of the landlords. These letters of credit expire in 2002, but are required to be renewed annually during the term of each applicable lease. These letters of credit can be drawn on by the beneficiaries under certain circumstances if NextCard defaults on the lease. Included in cash and cash equivalents at December 31, 2001, is $3.8 million that NextCard has pledged as collateral to the bank that has issued these letters of credit. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $4,635,000, $2,884,000, and $1,461,000, respectively.

PROCESSING AGREEMENT

   In December 1997, NextCard signed a five-year agreement with a third party for processing of credit card receivables with a renewal option. This agreement expires in December 2002. Under the terms of the agreement, NextCard is required to make minimum payments under this agreement of $3,750,000 in 2002 and expects to meet this minimum prior to the expiration of the FDIC Service Agreement. The Company therefore believes it will have no further obligation under this agreement. Under the terms of the processing agreement, NextCard also received, in January 1998, a $500,000 signing bonus from its third party processor which is being recognized as a reduction of servicing expense on a pro-rata basis over the five-year term of the contract. The unamortized portion of this bonus is included in accrued expenses and other liabilities in the consolidated balance sheets.

CO-BRANDING AGREEMENT

   On November 8, 1999, NextCard signed a five-year marketing agreement with Amazon.com, LLC ("Amazon") under which NextCard and Amazon have agreed to deliver co-branded credit card accounts originated on a customized website. Under this agreement, NextCard agreed to pay to Amazon an origination fee for each co-branded credit card account, and pay certain additional compensation including per account renewal fees on each account's anniversary date. Minimum account payments of $85.0 million (subject to performance requirements) are required to be made by NextCard to Amazon over the term of the agreement. In addition, based on the number of credit card accounts originated, NextCard could pay up to an additional $17.5 million. Separately, NextCard received $22.5 million in cash from Amazon in exchange for a warrant to acquire up to 4.4 million common shares of NextCard. This warrant has an exercise price per share of $39.20, is fully vested and expires on November 8, 2002.

   On February 14, 2002, Amazon notified NextCard of its desire to terminate the co-branding agreement based on NextCard's purported default under the agreement. Amazon has notified NextCard that, because of NextCard's purported default, Amazon has suffered certain unspecified damages, and has placed NextCard on notice that Amazon intends to pursue all available legal remedies. The effect of Amazon's purported termination, including but not limited to the cost of defending any legal action that Amazon may undertake against NextCard, cannot be determined at this time.

LEGAL PROCEEDINGS

SHAREHOLDER LAWSUITS

   On October 31, 2001, the first of nine putative class action lawsuits was filed against NextCard and various of its directors and officers, alleging violations of the federal securities laws arising out of the Company's October 31, 2001 press release announcing that NextBank, would, among other things, reclassify as credit losses certain loan losses that were previously classified as fraud losses as well as increase reserves in the third quarter 2001, and as a result of these changes, NextBank was considered to be significantly undercapitalized under federal banking regulations. The class actions assert class periods of March 30, 2000 through October 30, 2001, and seek unspecified damages. All cases have been consolidated in the United States District Court for the Northern District of California. A consolidated amended complaint currently is due to be filed on May 17, 2002. NextCard expects to file a motion to dismiss these actions, but does not expect a ruling before October 2002. No discovery or other proceedings are pending in these actions. Management believes that the class action claims are subject to coverage under our directors and officers liability insurance policies, although to date NextCard's carriers have not accepted coverage for these claims. If the securities class action claims were to result in a judgment against NextCard or its directors and officers, it would have a material adverse impact on NextCard's business and operations.

SHAREHOLDER DERIVATIVE LAWSUIT

On November 9, 2001, a shareholder derivative lawsuit was filed in the Delaware Chancery Court against all of the NextCard's directors, alleging breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnity. The derivative suit seeks unspecified damages. No schedule is set for this matter, which arises out of the same facts and circumstances as the federal class actions described above. NextCard anticipates that if the case is litigated, it will seek to dismiss the claims on grounds that the plaintiff lacks standing to pursue the claims due to his failure to make a pre-suit demand. If the action proceeds, NextCard may be obligated to advance defense costs on behalf of the director defendants, which amounts may exceed our ability to pay. Management believes that the derivative lawsuit is subject to coverage under NextCard's directors and officer's liability insurance policies, although to date our carriers have not accepted coverage for this claim. If the shareholder derivative lawsuit's claim was to result in a judgment against NextCard or its directors and officers, it would have a material adverse impact on NextCard's business and operations.

REGULATORY INVESTIGATIONS

   Commencing on February 7, 2002, the OCC and FDIC initiated separate investigations into the events leading up to the closure of NextBank, pursuant to which the OCC and the FDIC issued subpoenas for certain of the Company's records. No specific claims have been asserted, and no persons have been identified as subjects of any investigation. NextCard is cooperating with both the OCC and the FDIC. There can be no assurance that the OCC or FDIC will not assert claims against the Company, or against one or more of its directors or officers. Further, if such claims are asserted, the OCC and/or FDIC may seek damages and/or civil money penalties that will exceed the Company's ability to pay. In connection with any OCC or FDIC claims against present or former officers or directors of NextCard or NextBank, pursuant to the Company's bylaws and indemnification agreements, the Company also may be obligated to indemnify such persons, and such indemnification obligations also may exceed the Company's ability to pay.

   Although the amounts involved with any unfavorable resolution of one or more of these matters could have a material affect on NextCard's business, results of operations, financial position and cash flows in a particular period, no amounts have been accrued in the accompanying consolidated financial statements as the amounts of any loss is uncertain and cannot be quantified. The Company believes certain potential losses should be covered by insurance.

   From time to time, NextCard is subject to other legal proceedings and claims in the ordinary course of business. Except as discussed above, the NextCard currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

CAPITAL ASSURANCE AGREEMENT

   On October 26, 2000, NextCard and NextBank executed a capital assurance agreement. This agreement states that in the event that NextBank fell below "well capitalized" status, NextCard would commit additional capital to NextBank in an amount sufficient to return NextBank to capital level equal to or exceeding "well-capitalized" status. Were the FDIC, as receiver for NextBank, to attempt to enforce the agreement and, were a court to find that the agreement is enforceable against NextCard, the amount of such capital contribution would almost certainly exceed NextCard's ability to pay.

8. SHAREHOLDERS' EQUITY

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

COMMON STOCK

   On July 15, 1996, the then Chairman, Chief Executive Officer and President of NextCard purchased, for aggregate consideration of $5,000, 4,500,000 shares of newly issued common stock, 75% of which were issued subject to NextCard's right, but not its obligation, to repurchase at the original issue price. NextCard's repurchase rights lapsed on January 15, 2000.

   On September 18, 1996, NextCard sold 2,272,500 shares of common stock to three of its employees (all of whom have since left NextCard's employment) for aggregate consideration of $10,100. Those shares of common stock were subject to NextCard's right to repurchase at the original issuance price. NextCard's repurchase rights lapsed on September 18, 2000.

   On December 13, 2000, NextCard repurchased 358,924 common shares from certain officers of the Company. The repurchase totaled $2.7 million and was based on the 15-day average of NextCard's closing stock price prior to the repurchase. The sellers received the purchase price in both cash and a note. The notes payable bear interest at 7.00% and mature on December 13, 2005. In June and July 2001, NextCard effectively prepaid the notes payable by issuing each of the holders a note receivable with terms matching the terms on the notes payable.

   Common stock was reserved for issuances as follows (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          2001       2000
                                                                         ------     ------
Exercise of outstanding stock options ..............................     14,437     13,804
Shares of common stock available for grant under the 1997 Stock Plan      2,173        765
Exercise of outstanding warrants ...................................      4,506      4,569
1999 Employee Stock Purchase Plan ..................................         38         21
                                                                         ------     ------
                                                                         21,154     19,159
                                                                         ======     ======

9. STOCK OPTION PLAN AND WARRANTS

Stock Option Plan

   Under the 1997 Stock Plan, NextCard offers options to purchase shares of its common stock to employees, including officers and directors of, and consultants to, NextCard who are not employees of NextCard. At December 31, 2001, 2000, and 1999 NextCard had reserved 17,675,000, 17,675,000, and 14,625,000 shares, respectively, of common stock for issuance under the plan. The plan is administered by the Board of Directors. The plan authorizes the Board of Directors to award a number of forms of stock-based compensation to eligible participants, including incentive and nonqualified stock options which generally vest over a four year period. Restricted stock purchase rights may also be granted under the plan.

   The following summarizes stock option activity and related information during the years ended December 31, 2001, 2000, and 1999 (in thousands, except per share amounts):

                                                                  WEIGHTED AVERAGE
                                          SHARES  EXERCISE PRICE   EXERCISE PRICE
                                         -------  --------------   --------------
Outstanding at December 31, 1998......    6,977    $0.04- $0.56        $ 0.13
  Granted.............................    4,185    $1.67-$29.38        $14.61
  Exercised...........................   (1,591)   $0.04- $1.67        $ 0.08
  Forfeited...........................   (1,390)   $0.06-$29.38        $ 5.39
                                         ------    ----- ------        ------
Outstanding at December 31, 1999......    8,181    $0.04-$29.38        $ 6.66
  Granted.............................    8,975    $5.25-$36.88        $12.54
  Exercised...........................   (1,478)   $0.04- $6.67        $ 0.80
  Forfeited...........................   (1,874)   $0.06-$36.88        $13.65
                                         ------    ----- ------        ------
Outstanding at December 31, 2000......   13,804    $0.04-$36.88        $10.76
  Granted.............................    4,536    $0.69-$12.69        $ 8.14
  Exercised...........................     (510)   $0.04- $8.94        $ 1.00
  Forfeited...........................   (3,393)   $0.06-$36.88        $12.66
                                         ------    ----- ------        ------
Outstanding at December 31, 2001......   14,437    $0.04-$36.88        $ 9.72
                                         ======    ===== ======        ======
Options exercisable at December 31,
 2001..................................   5,546    $0.04-$36.88        $ 9.24
Options exercisable at December 31,       =====    ===== ======        ======
 2000..................................   2,196    $0.04-$35.44        $ 6.86
Options exercisable at December 31,       =====    ===== ======        ======
 1999..................................   1,323    $0.04- $1.67        $ 0.18
                                          =====    ===== ======        ======

   Exercise prices for stock options outstanding as of December 31, 2001, and the weighted average remaining contractual life are as follows (in thousands, except per share data):

                                     WEIGHTED AVERAGE
 EXERCISE PRICES         OPTIONS         REMAINING      WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
   PER SHARE           OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
 ---------------       -----------   ----------------   ----------------  -----------   ----------------
$ 0.04 - $ 1.67           2,371          6.6 years           $0.21          1,883            $0.19
$ 5.09 - $ 9.98           8,209          8.8 years           $7.90          1,943            $7.92
$10.00 - $19.69           2,198          8.4 years          $14.13            839           $14.80
$21.75 - $29.94           1,360          7.8 years          $24.96            739           $24.93
$30.13 - $36.88             298          8.1 years          $33.17            142           $33.19
                         ------                             ------          -----           ------
                         14,437                              $9.72          5,546            $9.24
                         ======                             ======          =====           ======

   The weighted average fair value of options granted in 2001, 2000, and 1999 was $6.22, $6.22, and $6.48, respectively.

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

   The fair value of these awards for the purpose of the alternative fair value disclosures required by SFAS 123 was estimated as of the date of grant using option pricing models. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the options. Because NextCard's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. For purposes of NextCard's pro forma disclosures, the fair value of options granted for the years ended December 31, 2001, 2000 and 1999, respectively, were determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield of zero; expected volatility of 100%, 50% and 39% in 2001, 2000 and 1999, respectively; risk-free interest rate of 4.4%, 5.0% and 6.3% in 2001, 2000, and 1999, respectively; and expected life of five years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. NextCard's pro forma information follows (in thousands, except per share data):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                     2001            2000             1999
                                                 ------------     -----------     ------------
Net Loss:
  As reported ..............................     $  (232,847)     $  (81,856)     $  (77,195)
  Pro Forma ................................     $  (252,506)     $  (94,227)     $  (79,047)
Basic and diluted net loss per common share:
  As reported ..............................     $     (4.37)     $    (1.56)     $    (2.54)
  Pro Forma ................................     $     (4.73)     $    (1.79)     $    (2.60)


DEFERRED STOCK COMPENSATION

   In connection with certain stock option grants to employees during the years ended December 31, 2001, 2000 and 1999, NextCard recorded deferred stock compensation of $676,000, $2.0 million, and $16.0 million, respectively, representing the difference between the exercise price of the options and the fair value or deemed fair value of NextCard's common stock on the date such stock options were granted. During the year ended December 31, 2000, certain employee terminations resulted in approximately $7.0 million of this recorded deferred stock compensation to be reversed. Deferred stock compensation is included as a reduction of shareholders' equity and is being amortized by charges to operations on an accelerated vesting method over the corresponding vesting period of each respective option, generally four years. In the years ended December 31, 2001, 2000 and 1999, NextCard recorded amortization of deferred stock compensation expense of $1.7 million, $5.0 million, and $10.0 million, respectively. At December 31, 2001 and 2000, $1.0 million and $2.0 million, respectively, of deferred stock compensation remained unamortized.

WARRANTS

   NextCard had outstanding the following warrants to purchase its securities (in thousands, except per share data):

                                     DECEMBER 31, 2001                  DECEMBER 31, 2000
                              ------------------------------     ------------------------------
                               NUMBER OF                         NUMBER OF
                               WARRANTS       EXERCISE PRICE      WARRANTS       EXERCISE PRICE
DESCRIPTION OF SERIES         OUTSTANDING       PER SHARE        OUTSTANDING        PER SHARE
---------------------         -----------     --------------     -----------     --------------
Common Stock............         4,506        $0.44  - $39.20       4,569        $0.44  - $39.20

   At December 31, 2001 and 2000, all but 2,000 of these warrants were exercisable. Expenses related to the deemed fair value of these warrants for services rendered by third parties were not material. During 1999, NextCard paid loan structuring fees to a finance company of $2,741,000, consisting of $50,000 in cash and 305,360 warrants with a deemed fair value of $2,691,000. As described further in Note 7 NextCard issued warrants to acquire 4.4 million common shares of NextCard to Amazon.com. Based on NextCard's current stock price, is likely that these warrants will lapse unexercised in 2002.

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

10. DEFINED CONTRIBUTION 401(k) PLAN

   In October 1999, NextCard adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. NextCard did not match employee contributions in 2001, 2000 or 1999.

11. INCOME TAXES

   Due to net operating losses and the inability to recognize the benefits, there is no tax provision for the years ended December 31, 2001, 2000 and 1999.

   The following is a summary of deferred tax assets and liabilities (in thousands):

                                                   DECEMBER 31,
                                             ------------------------
                                               2001           2000
                                             ---------      ---------
Deferred tax assets:
  Net operating loss carryforwards .....     $  79,738      $  53,306
  Allowance for loan losses ............        49,747         21,642
  Discontinued operations ..............        44,460              0
  Equipment and leaseholds .............         2,179            813
  Other ................................         1,372          2,370
                                             ---------      ---------
          Total deferred tax assets ....       177,496         78,131
Valuation allowance ....................      (156,913)       (63,474)
                                             ---------      ---------
Deferred tax assets, net of valuation
allowance ..............................        20,583         14,657
                                             ---------      ---------
Deferred tax liabilities:
  Deferred fee revenue .................         7,337          4,143
  Gain on securitization ...............        13,246         10,514
                                             ---------      ---------
          Total deferred tax liabilities        20,583         14,657
                                             ---------      ---------
                                             $      --      $      --
                                             =========      =========

   The difference between the income tax benefit at the federal statutory rate and the Company's effective tax rate is due primarily to non-deductible goodwill for tax purposes and an increase in the valuation allowance. Realization of net operating loss carryforwards

("NOLs") are dependent on future taxable earnings, if any, the timing and the amount of which are uncertain. In addition, with the closure of NextBank, management believes NextCard could lose a significant portion of these NOL's (see dollar amounts below). Accordingly, a valuation allowance in an amount equal to the deferred tax assets net of deferred tax liabilities as of December 31, 2001 and 2000 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $93.4 million and $30.7 million for the years ended December 31, 2001 and 2000, respectively.

   At December 31, 2001, the Company had federal and state NOLs of approximately $203.0 million and $151.0 million, respectively, available to offset future taxable income. Of these amounts $63.0 million of federal and $76.0 million of state NOLs were related to NextBank. The NOLs begin expiring in 2012 for federal purposes and 2005 for state purposes. The Company also has a federal and state capital loss carryforward of approximately $2.1 million, which expires in the year 2006.

   NextCard's tax loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of NextCard's NOLs before full utilization.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NextCard, Inc. and subsidiaries

   We have audited the accompanying consolidated balance sheets of NextCard, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of NextCard, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextCard, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that NextCard, Inc. will continue as a going concern. As more fully described in Note 2, NextCard, Inc. has incurred recurring operating losses and experienced recurring negative cash flows from operations. In addition, NextCard, Inc.'s principal subsidiary, NextBank, N.A. was closed on February 7, 2002 and the Federal Deposit Insurance Corporation was appointed as receiver of NextBank, N.A. As a result, NextCard, Inc. ceased to own the assets and liabilities of NextBank, N.A. and could no longer engage in banking activities, including the origination of credit card accounts. These conditions raise substantial doubt about NextCard, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and
4. The consolidated financial statements do not include any adjustments to reflect the possible future effects in the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      /s/ ERNST & YOUNG LLP

San Francisco, California
April 12, 2002

                           QUARTERLY DATA (UNAUDITED)

             SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

   The Summary of Consolidated Quarterly Financial Information for all periods presented has been reclassified to present the banking operations of NextCard and NextBank as a discontinued operation.

                                            MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              2000           2000           2000           2000
                                            ---------      ---------    -------------   ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Income (loss) from discontinued banking
operation .............................         9,465          3,425         14,147         17,092
Loss from closure of banking operation             --             --             --             --
                                            ---------      ---------      ---------      ---------
Net loss ..............................     $ (17,697)     $ (24,463)     $ (20,258)     $ (19,438)
                                            =========      =========      =========      =========
Basic and diluted net loss per share ..     $   (0.34)     $   (0.46)     $   (0.38)     $   (0.37)
                                            =========      =========      =========      =========


                                             MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2001           2001           2001            2001
                                             ---------      ---------    -------------   ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Income (loss) from discontinued banking
operation .............................         18,255         18,284        (16,212)       (37,679)
Loss from closure of banking operation              --             --             --       (111,032)
                                             ---------      ---------      ---------      ---------
Net loss ..............................      $ (16,625)     $ (14,365)     $ (53,146)     $(148,711)
                                             =========      =========      =========      =========
Basic and diluted net loss per share ..      $   (0.31)     $   (0.27)     $   (1.00)     $   (2.79)
                                             =========      =========      =========      =========


                            COMMON STOCK PRICE RANGES

   Since our initial public offering on May 14, 1999 through March 18, 2002, our common stock was traded on the NASDAQ National Market under the symbol "NXCD." At March 31, 2002, we had approximately 235 shareholders of record. On or about March 18, 2002, our common stock was delisted from the Nasdaq National Market System after our voluntary request for delisting due to our inability to meet the Nasdaq National Market System's continued listing requirements.

   The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

                                         HIGH     LOW
                                        ------  -------
1999
Second Quarter (from May 14)........    $50.00  $22.00
Third Quarter.......................    $41.50  $19.13
Fourth Quarter......................    $53.12  $22.81

2000
First Quarter.......................    $36.88  $14.88
Second Quarter......................    $16.94   $7.50
Third Quarter.......................    $11.13   $5.25
Fourth Quarter......................    $12.38   $4.56

2001
First Quarter.......................    $12.75   $6.88
Second Quarter......................    $12.45   $6.65
Third Quarter.......................    $10.50   $7.37
Fourth Quarter......................     $8.94   $0.41


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is a summary of the directors and executive officers as of April 1, 2002 and their principal business for the last five years. The Board of Directors is currently divided into three classes, having three-year terms that expire in successive years.

                NAME                   AGE                             POSITION
                ----                   ---                             --------
Jeremy R. Lent...................      41    Chairman of the Board and Chief Strategy Officer
John V. Hashman..................      42    Chief Executive Officer, Director
Yinzi Cai........................      35    President and Chief Operating Officer
Robert Linderman.................      50    General Counsel and Secretary
Bruce Rigione....................      44    Chief Financial Officer, Director
Talat Sadiq......................      55    Chief Information Officer
Jack M. Antonini.................      48    Director
Jeffrey D. Brody.................      42    Director
Safi U. Qureshey.................      51    Director

   Jeremy R. Lent co-founded NextCard with his wife, Molly Lent, in June 1996 and was Chairman of the Board, Chief Executive Officer and President from inception through March 2000, when Mr. Hashman became President. In August 2000, Mr. Hashman became Chief Executive Officer and Mr. Lent assumed the newly created position of Chairman and Chief Strategy Officer. From May 1991 to January 1995, Mr. Lent served as Chief Financial Officer of Providian Bancorp, a direct marketing credit card issuer. From 1994 to January 1995, Mr. Lent also served as a Senior Vice President of Providian. While at Providian, Mr. Lent was responsible for its planning, treasury, securitization, corporate development and accounting functions. Mr. Lent received a B.A. and an M.A. from Cambridge University and an M.B.A. from the University of Chicago. In October 1999, Mr. Lent was awarded the Albert Einstein Technology Medal for innovation in technology. Mr. Lent is a member of the Nominating Committee of our Board of Directors. Mr. Lent is a Class III Director, whose current term will end at our next annual meeting of stockholders.

   John V. Hashman has served as our Chief Executive Officer and a Director of the Company since August 2000, and from September 2000 through January 2001 also held the title of President. From March 2000 through August 2000, Mr. Hashman served as our President and Chief Financial Officer. From August 1997 through March 2000, Mr. Hashman served as our Chief Financial Officer. Prior to joining us, Mr. Hashman worked at Providian Financial, where he served as Vice President, Direct Telemarketing from June 1995 to September 1997, Vice President, Operations from November 1993 to June 1995 and Treasurer from November 1989 to November 1993. Mr. Hashman holds a B.S. from Southeast Missouri State University and an M.B.A. from the University of San Francisco. Mr. Hashman is a Class II Director, whose current term will end two years after our next annual meeting of stockholders.

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

   Bruce G. Rigione has served as our Chief Financial Officer since August 2000. From July 1999 through August 2000, Mr. Rigione was our Senior Vice President, Business Development. Mr. Rigione has been a Director since March 1997. From January 1999 to August 1999, Mr. Rigione was a private consultant. From April 1996 to December 1998, he was a Managing Director and Global Head of Asset Securitization for HSBC Markets, the capital markets subsidiaries of HongKong Shanghai Banking Corporation. From November 1987 to April 1996, Mr. Rigione was a Managing Director and Head of Securitization for Chase Securities, Inc., a subsidiary of Chase Manhattan Bank. Mr. Rigione holds a B.A. from Fairfield University and an M.B.A. from Columbia University. Mr. Rigione is a member of the Nominating Committee of our Board of Directors. Mr. Rigione is a Class III Director, whose current term will end at our next annual meeting of stockholders.

        Talat Sadiq has served as our Chief Information Officer since April 2001. Prior to joining us, Mr. Sadiq was the Executive Vice President of business development at a software company called 2Bridge. He has been a Vice President of Field Engineering at Sun Microsystems where he worked from 1991 thru 1998, and also spent a year at Dell as Vice President of Global Accounts in 1999. Mr. Sadiq has B.S. from Cornell University.

   Jack. M Antonini is a private investor. From August 1997 through February 2000, Mr. Antonini was Executive Vice President of First Union Corporation, the parent of First Union National Bank, and a member of its Executive Management Committee. From September 1995 through July 1997, Mr. Antonini was Vice Chairman and Chief Financial Officer of First USA, the largest issuer of Visa cards. Mr. Antonini holds a B.S. in Business from Ferris State University. Mr. Antonini has served as a Director since 2000 and is a member of the Audit Committee. Mr. Antonini is a Class I Director, whose current term will end two years after our next annual meeting of stockholders.

   Jeffrey D. Brody has been employed by Brentwood Venture Capital since April 1994, and has been a General Partner since October 1995; Mr. Brody is also a Managing Director of Redpoint Ventures, a venture capital fund. Mr. Brody holds a B.S. from the University of California at Berkeley and an M.B.A. from Stanford University Graduate School of Business. Mr. Brody is a member of the board of directors of Concur Technologies, as well as several private companies. Mr. Brody has served as a Director since 1997 and is a member of the Compensation Committee. Mr. Brody is a Class II Director, whose current term will end one year after our next annual meeting of stockholders.

   Safi U. Qureshey is a private investor. Mr. Qureshey is the founder of AST Research, a personal computer manufacturer, and served as its Chairman and Chief Executive Officer from 1980 to 1997. Mr. Qureshey also is President of the Southern California Chapter of The Indus Entrepreneurs, a networking and mentoring organization for entrepreneurs, and is a former member of President Clinton's Export Counsel, a private advisory group focusing on increasing exports of United States goods and services. Mr. Qureshey holds a B.S. from the University of Karachi, and a B.S. from the University of Texas at Arlington. Mr. Qureshey has served as a Director since 1997 and is the chairman of the Audit Committee and a member of the Compensation Committee. Mr. Qureshey is a Class II Director, whose current term will end one year after our next annual meeting of stockholders.

   There are no family relationships among our directors or executive officers.

Compensation of Directors.

Members of the Board of Directors of NextCard are reimbursed for their out-of-pocket expenses associated with their participation on the Board and its committees, but receive no regular compensation for their service. From time to time we have recognized the services of our Directors by granting them stock options. In all cases, continuous vesting is contingent upon the holder being a member of our Board of Directors on each vesting date. The following is a summary of stock options previously granted for service as a Director.

Jack M. Antonini: On October 11, 2000, we granted Jack Antonini a ten-year, non-statutory stock option for 50,000 shares of our common stock exercisable at $8.00 per share, the closing price of the common stock on the business day preceding the grant date. This option vests in semi-annual increments of 20% commencing April 26, 2001.

Jeffrey D. Brody: On March 11, 1999, we granted Jeffrey Brody a ten-year, non-statutory stock option for 45,000 shares of our common stock exercisable at $6.667 per share, which the Board of Directors determined to be the then fair market value. This option vests in semi-annual increments of 12.5% commencing August 26, 1997, the date Mr. Brody first became a member of our Board of Directors. On November 29, 2000, we granted Mr. Brody a ten-year, non-statutory stock option for 50,000 shares of our common stock exercisable at $7.8125 per share, the closing price of the common stock on the business day preceding the grant date. This option vests in semi-annual installments of 14.29% commencing June 6, 2001.

Safi U. Qureshey: On May 15, 1997, we entered into a consulting agreement with Mr. Qureshey. At that time, Mr. Qureshey was not one of our directors. Mr. Qureshey's consulting agreement provided that, in exchange for consulting services related to our early stage financing efforts, Mr. Qureshey received a fully vested, five-year warrant to acquire 70,677 shares of our common stock exercisable at $0.556 per share. In addition, Mr. Qureshey also received a five-year warrant to acquire 95,963 shares of our common stock exercisable at $0.556 per share; this warrant was to have vested semi-annually in eight equal increments, subject to our right to terminate Mr. Qureshey's consultancy. On April 29, 1998, Mr. Qureshey surrendered this second warrant in exchange for a ten-year non-statutory stock option for 95,963 shares of our common stock, exercisable at $0.056 per share, which the Board of Directors determined to be the then fair market value of such common stock. This option vests in semi-annual increments of 12.5% commencing May 15, 1997, the date Mr. Qureshey first became a member of our Board of Directors. On November 29, 2000, we granted Mr. Qureshey a ten-year, non-statutory stock option for 50,000 shares of our common stock exercisable at $7.8125 per share, the closing price of the common stock on the business day preceding the grant date. This option vests in semi-annual installments of 14.29% commencing on June 6, 2001.

Bruce G. Rigione: On April 29, 1998, we granted Bruce Rigione a ten-year, non-statutory stock option for 67,500 shares of our common stock exercisable at $0.06 per share, which the Board of Directors determined to be the then fair market value. At that time, Mr. Rigione was not an employee of NextCard. This option vests in semi-annual increments of 12.5% commencing March 11, 1997, the date Mr. Rigione first became a member of our Board of Directors.

Compensation Committee Interlocks and Insider Participation. No interlocking relationship exists between any member of our Board of Directors or any of our executive officers and the Board of Directors or the compensation committee (or equivalent body) of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning total compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers (the "named executive officers") during the last three fiscal years.

                                                                                Long-Term
                                                  Annual Compensation (1)      Compensation
                                                  -----------------------     -------------
                                                                                Number of
                                                                              Stock Options
Name and Principal Position                        Salary        Bonus(4)        Granted
---------------------------                       --------       --------     -------------
Jeremy R. Lent (2)                      2001      $337,005       $350,000          -0-
Chairman of the Board and Chief         2000      $338,462       $350,000          -0-
    Strategy Officer                    1999      $262,500       $325,000        150,000

John V. Hashman                         2001      $339,571       $240,000          -0-
Chief Executive Officer                 2000      $230,000       $100,000      1,350,000
                                        1999      $146,667       $50,000         105,000

Yinzi Cai                               2001      $301,847       $210,000        250,000
President and Chief Operating Officer   2000      $188,830       $100,000        700,000
                                        1999      $125,000       $50,000         155,000

Bruce G. Rigione                        2001      $201,721       $80,000           -0-
Chief Financial Officer                 2000      $188,398         -0-           400,000
                                        1999       $71,590         -0-           150,000

Steven C. Rubinow (3)                   2001          $             $              -0-
Chief Information Officer               2000          $             $
                                        1999         n/a           n/a             n/a


(1) The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules. In addition, the Company has indemnification agreements with each of its executive officers and directors, which agreements require that the Company pay for such person's legal defense under certain circumstances and subject to the indemnified person having undertaken to reimburse the Company if it is later found that the indemnified person is not, in fact, entitled to indemnification. As a result of the lawsuits filed against the Company (see "Legal Proceedings," below), each of our current executive officers and directors has invoked his or her right to indemnification. Except as set forth herein, no other items of compensation were paid to any of the named individuals for any of the periods indicated. NextCard does not make matching contributions to its 401(k) Plan.

(2) Pursuant to Mr. Lent's employment agreement, the Company pays certain of Mr. Lent's legal expenses. In 2001, the Company paid a total of $59,026 to three law firms providing legal advice to Mr. Lent.

(3) Mr. Rubinow resigned as an officer and employee of the Company, effective June 11, 2001. Amounts shown for "Salary" includes Mr. Rubinow's ordinary compensation through June 11, 2001, as well as severance benefits equal to six months' ordinary compensation, paid according to the Company's ordinary payroll practices from June 11, 2001. Does not include the fair market value of the Company-issued laptop computer retained by Mr. Rubinow following his separation from the Company or the difference between 26,833 rights to purchase shares of the Company's common stock at a purchase price of $0.10 per share and the fair market value of the Company's common stock on the date(s) such rights were exercised ($9.38), reported below.

(4) Bonuses shown as paid in each fiscal year were based on performance of the prior fiscal year. For services rendered in 2001, no performance bonuses were paid.

   Option Grants and Exercises and Values for Fiscal 2001. The following table sets forth certain information concerning certain individual grants of stock options made during 2001 for our Chief Executive Officer and our other named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                       Potential Realizable
                                    Percent                              Value at Assumed
                         Number     of Total                              Annual Rates of
                           of       Options                                 Stock Price
                       Securities   Granted                              Appreciation For
                       Underlying     to                                  Option Term (1)
                        Options    Employees   Exercise  Expiration    ----------------------
        Name            Granted     in 2001     Price       Date         5%($)      10%($)
---------------------- ---------- ----------- ---------- -----------   ---------- -----------
     Jeremy Lent          -0-        n/a         n/a        n/a           n/a        n/a

      Yinzi Cai         250,000     5.51%       $8.00    3/20/2011     $1,258,000 $3,187,000

   John V. Hashman        -0-        n/a         n/a        n/a           n/a        n/a

  Bruce G. Rigione        -0-        n/a         n/a        n/a           n/a        n/a

  Steven C. Rubinow       -0-        n/a         n/a        n/a           n/a        n/a
----------------------

(1) As discussed elsewhere, our common stock has been delisted from the NASDAQ National Market System, and currently trades over-the-counter. The last reported sale price on April 8, 2002 was $0.05 per share.

               AGGREGATED OPTION EXERCISES DURING FISCAL 2001 AND
                     OPTION VALUES ON DECEMBER 31, 2001 (1)

                    Number of
                      Shares     Aggregate
                     Acquired     Value              Number of               Value of Unexercised
                       Upon      Realized       Unexercised Options         In-the-Money Options (2)
                     Exercise     Upon      ---------------------------   ---------------------------
      Name          of Options   Exercise   Exercisable   Unexercisable   Exercisable   Unexercisable
--------------      ----------   --------   -----------   -------------   -----------   -------------
Jeremy R. Lent         -0-         n/a       1,243,750      200,000           n/a           n/a

John V. Hashman      55,000     $  2,750       886,146      771,354           n/a           n/a

Yinzi Cai              -0-         n/a         571,992      692,478           n/a           n/a

Bruce Rigione          -0-         n/a         371,542      395,958           n/a           n/a
Steve C. Rubinow     26,833     $249,010          -0-         -0-             n/a           n/a

-------------------

(1) In accordance with the rules and regulations of the Securities and Exchange Commission, the values given in the table have been calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0.05, the closing price of our common stock as quoted by Nasdaq National Market on December 31, 2001. Subsequent to December 31, 2001, our common stock was delisted from the Nasdaq National Market. Our common stock currently trades on the NASD Electronic Bulletin Board, where the last reported sale price on April 8, 2002 was $0.05.

(2) Based on our most recently reported market price, no named person holds "in the money" options.

   Employment Agreements. In January 1999, we entered into an employment agreement with Jeremy Lent, then Chairman of the Board and Chief Executive Officer. In July 2000, we amended this employment agreement in conjunction with Mr. Lent's acceptance of the newly created office of Chief Strategy Officer. In August 2001, this employment agreement was amended a second time.

   The employment agreement as amended provides for a base 2001 salary of $350,000 per year; Mr. Lent's salary may be increased in the good faith discretion of the Board of Directors. The Board may also decrease Mr. Lent's salary as part of a good faith general reduction of salaries of NextCard's executive officers.

   In addition to Mr. Lent's base salary, Mr. Lent's employment agreement provides that he is eligible to receive an annual performance bonus of not less than 100% of his then-current base salary, subject to the achievement of performance goals similar to those for NextCard's executive officers, as determined annually by the Board of Directors or the Compensation Committee.

   Mr. Lent may terminate his employment agreement at any time upon 30 days prior written notice. If such termination is for "good reason," Mr. Lent will receive:

           - a lump sum severance payment equal to 24 times his highest monthly base salary during the 12-month period immediately preceding the date of termination;

           - full acceleration of the vesting provisions governing any stock options and restricted stock held by him;

           - health plan, life insurance and disability insurance coverage for a period of 24 months after the date of termination; and

           - any bonus that would otherwise have been paid to him, prorated through the date of termination.

   "Good reason" is defined in the agreement to include an adverse change in Mr. Lent's position, duties and responsibilities or status, reductions in Mr. Lent's base salary, certain geographic office relocations, our failure to provide Mr. Lent with reasonable support or to continue certain material benefits, or our material breach of Mr. Lent's employment agreement.

   We may terminate Mr. Lent's employment for any reason without "cause" upon 30 days prior written notice, in which case Mr. Lent will receive:

           - a lump sum severance payment equal to 24 times the higher of his monthly base salary in effect on the date of notice of termination and his monthly base salary rate in effect six months prior to the termination date;

           -   reasonable outplacement services;

           - health plan, life insurance and disability insurance coverage for a period of 24 months after the date of termination;

           - full acceleration of the vesting provisions governing any stock options and restricted stock held by him; and

           - any bonus that would otherwise have been paid to him, prorated through the date of termination.

   We may also terminate Mr. Lent's employment agreement upon his death or disability or for "cause." If the termination is due to death or disability, then half of the remaining balance of any unvested options held by Mr. Lent and all of the remaining balance of any restricted stock held by him will immediately become fully vested. In addition, we will continue to pay to Mr. Lent (or his estate) an amount equal to his base salary for 12 months following any such termination. Pursuant to the second amendment to Mr. Lent's employment agreement, in the event that Mr. Lent's employment is terminated for any reason other than death, disability or "cause", Mr. Lent may elect to be re-employed by the Company in a non-officer capacity, in which event, in addition to the other benefits described above, Mr. Lent would be entitled to a salary of $12,000 per year and remain eligible for all benefits, including but not limited to medical benefits.

   Both of John Hashman, Chief Executive Officer, and Yinzi Cai, President and Chief Operating Officer, entered into employment agreements in 2001.

   The employment agreements provide for base 2001 salaries of $350,000 per year for Mr. Hashman and $300,000 per year for Ms. Cai; each of their salaries may be increased in the good faith discretion of the Board of Directors. The Board may also decrease each of their salaries as part of a good faith general reduction of salaries of NextCard's executive officers.

   In addition to base salary, these employment agreements provide that the employee is eligible to receive an annual performance bonus of not less than 100% of his or her then-current base salary, subject to the achievement of performance goals similar to those for NextCard's executive officers, as determined annually by the Board of Directors or the Compensation Committee.

   Each employee may terminate his or her employment agreement immediately, or we may terminate such employee's employment for any reason without "cause" upon seven days prior written notice. If the employee terminates his or her agreement for "good reason," or if we terminate without "cause," such employee will receive:

           - severance payments equal to his or her current monthly base salary during the 12-month period following the date of termination;

           - continuation of the vesting provisions governing any stock options and restricted stock held by him or her;

           - health plan, life insurance and disability insurance coverage for a period of 24 months after the date of termination; and

           - any bonus that would otherwise have been paid to him or her, prorated through the date of termination.

   "Good reason" is defined in the agreement to include an adverse change in such employee's position, duties and responsibilities or status, reductions in such employee's base salary, certain geographic office relocations, failure to provide such employee with reasonable support or to continue certain material benefits, or our material breach of such employee's employment agreement.

   We may also terminate such employee's employment agreement upon his or her death or disability or for "cause." If the termination is due to death or disability, then half of the remaining balance of any unvested options held by such employee and all of the remaining balance of any restricted stock held by him or her will immediately become fully vested. In addition, we will continue to pay to such employee (or his or her estate) an amount equal to his or her base salary for 12 months following any such termination.

   Change of Control Arrangements. Upon the occurrence of certain events deemed under NextCard's 1997 Stock Plan (the "Plan") to constitute a "change in control" of NextCard, the Plan provides that all options and stock purchase rights that are not assumed or substituted with equivalent options or stock purchase rights by the successor immediately shall become vested. The Plan also provides that, in the event of a merger, reorganization or other event of recapitalization, the number and/or exercise price of any option or stock purchase right will be appropriately adjusted.

   On December 22, 1999 the Compensation Committee approved, and on January 27, 2000 the Board of Directors ratified, (i) amendments to the previously issued stock option agreements, and (ii) additions to future stock option agreements covering option grants to certain members of NextCard's senior management team. These amendments provide that, in the event of a "change of control" of NextCard and the optionee's termination (either by the successor entity without "cause" or by the optionee for "good reason"), 50% of the optionee's then-unvested options will accelerate and become fully vested. Currently, the option agreements of Messrs. Hashman, Linderman and Rigione and Ms. Cai, contain such provisions.

   Compliance with Section 16(a) of the Securities Exchange Act of 1934. Based on a review of filings made with the Securities and Exchange Commission and written representations from each of the above-named individuals that no other reports were required, we believe that all of our directors and executive officers complied during fiscal 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth in the following table, we do not know of any other person or group that is the beneficial owner of more than 5% of its common stock. The information presented below is as of April 1, 2002. On that date, 54,200,359 shares of common stock were outstanding.

       Name and Address of                             Amount and Nature of          Percent
        Beneficial Owner                               Beneficial Ownership(1)      of Class(1)
       ------------------                              -----------------------      -----------
Entities Associated with Brentwood Venture Capital          5,026,844 (2)              9.27%
  3000 Sand Hill Road,
  Building 1, Suite 260,
  Menlo Park, CA 94025

Amazon.com, L.L.C.                                          4,400,000 (3)              8.12%
  1200 Twelfth Avenue South -- Suite 1200
  Seattle, WA  98144

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days after April 1, 2001 are deemed outstanding for purposes of computing the percentage ownership of the persons holding such options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes (i) 205,342 shares held by Brentwood Affiliates Fund, L.P., (ii) 67,140 shares held by Brentwood Affiliates Fund II, L.P., (iii) 3,089,961 shares held by Brentwood Associates VII, L.P., (iv) 1,611,445 shares held by Brentwood Associates VIII, L.P. and (v) 52,956 shares held by Jeffrey
      D. Brody, a director of NextCard and a General Partner of Brentwood Venture Capital. Does not include 78,570 shares subject to options held by Mr. Brody that are either presently exercisable or exercisable within 60 days from the date hereof.

(3) Represents 4,400,000 shares issuable upon exercise of an immediately exercisable warrant.

(4) Does not include 1,296,875 shares subject to options held by Mr. Lent that are either presently exercisable or exercisable within 60 days from the date hereof.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS.

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by our directors, the executive officers named in the Summary Compensation Table below and all directors and executive officers as a group. Except as otherwise indicated, all information is as of April 1, 2002. All direct trading in our common stock by our directors and executive officers in 2001 was done pursuant to 10b5-1 Plans of such directors and officers.

                                                  Aggregate      Shares
                                                  Number of    Acquirable     Percent of
                                                   Shares        within         Shares
       Name                     Position          Owned(1)     Sixty Days    Outstanding(2)
       ----                     --------          ---------    ----------    --------------
Jack M. Antonini                Director                -0-        30,000         *
Jeffrey D. Brody                Director          5,026,844        78,570       9.27%
Yinzi Cai                   President & Chief        70,495       744,271         *
                            Operating Officer

John V. Hashman              Chief Executive         13,041       624,768         *
                           Officer & Director
Jeremy R. Lent               Chairman of the      2,335,753     1,296,875       4.31%
                              Board & Chief
                            Strategy Officer

Safi U. Qureshey                Director            493,015       181,709         *
Bruce G. Rigione             Chief Financial        631,679       309,833       1.17%
                           Officer & Director

Steven C. Rubinow (3)       Chief Information           N/A           -0-        n/a
                                 Officer

All directors and executive officers as a
group (8 persons) (4)                             8,657,705     3,577,173       15.97%

------------------------------------------------
* Represents less than 1.0%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Certain of NextCard's officers and directors disclaim beneficial ownership of some of the shares included in the table, as follows:

      - Mr. Brody disclaims beneficial ownership of the shares held by each of the entities associated with Brentwood Venture Capital except to the extent of his interest therein.

      - Ms. Cai disclaims beneficial ownership of 160 shares owned by her spouse.

      - Mr. Qureshey disclaims beneficial ownership of 128,000 shares held by Skyline Nevada, L.L.C.

      - Mr. Rigione disclaims beneficial ownership of 2,300 shares of common stock held for the benefit of his minor son.

(2) Options and warrants to acquire our common stock are not included in the percentage calculations given in the table. Based on 54,200,359 shares outstanding at April 1, 2002.

(3)   Mr. Rubinow resigned as our Chief Information Officer effective June 11,
      2001.

(4) None of the named executive officers participated in NextCard's Employee Stock Purchase Plan in 2001. For other executive officers, the number of shares shown includes 3,878 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain Transactions. In connection with our December 2000 repurchase of certain shares of common stock from each of Messrs. Hashman and Linderman, we issued five-year notes in the principal amounts of for $599,760 and $135,594, respectively. In June and July 2001, we undertook to prepay these notes by way of making matching loans to each of Messrs. Hashman and Linderman.

   In 2000 NextCard made loans to certain employees, including Mr. Hashman, for the purpose of meeting tax and brokerage loan expenses and other reasons. All loans bear simple interest at 8%, are repayable immediately if the borrower ceases to be employed by NextCard and are secured primarily by the employee's vested and unvested stock options and, in most cases, secondarily by the employee's holdings NextCard stock. At December 31, 2001, $120,000 in principal amount was outstanding to Mr. Hashman.

   On June 11, 2001, Steven C. Rubinow resigned as Chief Information Officer. In connection with Mr. Rubinow's resignation, NextCard agreed to amend the vesting arrangements under his stock purchase rights agreement and option agreement such that the then-unvested portion of those rights and options, covering a total of 154,667 shares of NextCard's common stock, would become fully vested and exercisable during the 90-day period commencing on June 11, 2002, subject to Mr. Rubinow not having accepted employment with any company that competes with NextCard.

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

   (b) REPORTS ON FORM 8-K:

      On November 27, 2001, NextCard filed a Report on Form 8-K reporting that on November 16, 2001, the Office of the Comptroller of the Currency delivered to NextCard, Inc. a Prompt Corrective Action Directive.

   (c) EXHIBITS: See Exhibit Index on page 57 of this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2002.

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

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
             /s/ JEREMY R. LENT                           Chairman of the Board,              April 16, 2002
--------------------------------------------              Chief Strategy Officer
               Jeremy R. Lent

             /s/ John V. Hashman                         Chief Executive Officer              April 16, 2002
--------------------------------------------          (Principal Executive Officer)
               John V. Hashman

            /s/ BRUCE G. RIGIONE                    Chief Financial Officer, Director         April 16, 2002
--------------------------------------------             (Principal Financial and
              Bruce G. Rigione                              Accounting Officer

               /s/ JEFF BRODY                                    Director                     April 16, 2002
--------------------------------------------
                 Jeff Brody

              /s/ JACK ANTONINI                                  Director                     April 16, 2002
--------------------------------------------
                Jack Antonini

            /s/ SAFI U. QURESHEY                                 Director                     April 16, 2002
--------------------------------------------
              Safi U. Qureshey

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                           DESCRIPTION OF EXHIBIT
  -------                           ----------------------
     3.1     Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to NextCard's Registration Statement on
             Form S-1 (No. 333-74755)).

     3.2     Amended and Restated Bylaws (incorporated by reference to Exhibit
             3.2 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to NextCard's Registration Statement on Form S-1 (No. 333-74755)).

     10.1 Form of Indemnification Agreement between NextCard and each of its officers and directors (incorporated by reference to Exhibit 10.1 to NextCard's Registration Statement on Form S-1 (No. 333-74755)).

     10.2 *Amended and Restated Stock Restriction Agreement dated March 1999 between NextCard and Jeremy Lent (incorporated by reference to Exhibit 10.2 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.3 *Stock Purchase and Restriction Agreement dated September 18, 1996 between NextCard and Timothy Coltrell (incorporated by reference to Exhibit 10.3 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.4    Form of Subscription Agreement for Series A Preferred Stock
             (incorporated by reference to Exhibit 10.4 to NextCard's
             Registration Statement on Form S-1 (No. 333-74755)).

     10.5 Series B Preferred Stock Purchase Agreement dated August 15, 1997 among NextCard and certain investors (incorporated by reference to Exhibit 10.5 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.6    Office Lease dated September 24, 1997 between NextCard and Market &
             Second, Inc., as amended (See 10.36) (incorporated by reference to Exhibit 10.6 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.7    *1997 Stock Plan and form of Option Agreement under 1997 Stock Plan
             (incorporated by reference to Exhibit 10.7 to NextCard's
             Registration Statement on Form S-1 (No. 333-74755)).

     10.8    Service Agreement dated December 22, 1997 between NextCard and
             First Data Resources Inc. (incorporated by reference to Exhibit
             10.11 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.9    Master Lease Agreement dated May 22, 1998 between NextCard and
             Comdisco, Inc. (incorporated by reference to Exhibit 10.16 to
             NextCard's Registration Statement on Form S-1 (No. 333-74755)).

     10.10   Loan and Security Agreement dated June 17, 1998 by and between
             NextCard and Lighthouse Capital Partners II, L.P. (incorporated by reference to Exhibit 10.17 to NextCard's Registration Statement on
             Form S-1 (No. 333-74755)).

     10.11   Cardholder Rewards Program Agreement dated June 22, 1998 between
             NextCard and Intellipost Corporation (subsequently renamed
             MyPoints.com) (incorporated by reference to Exhibit 10.18 to NextCard's Registration Statement on Form S-1 (No. 333-74755)).

     10.12 Series D Preferred Stock Purchase Agreement dated November 5, 1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.20 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.13 *Employment Agreement dated as of January 1, 1999 between NextCard and Jeremy R. Lent (incorporated by reference to Exhibit 10.23 to
             NextCard's Registration Statement on Form S-1 (No. 333-74755)).

     10.14 Subordinated Loan and Security Agreement dated February 9, 1999 between NextCard and Comdisco, Inc. (incorporated by reference to Exhibit 10.24 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.15 *Consulting Agreement dated as of January 20, 1999 between NextCard and Bruce Rigione (incorporated by reference to Exhibit 10.25 to NextCard's Registration Statement on Form S-1 (No. 333-74755)).

     10.16 Amendment Number One to Subordinated Loan and Security Agreement dated as of February 9, 1999 between NextCard, Inc., as Borrower, and Comdisco, Inc., as Lender (incorporated by reference to Exhibit
             10.26 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.17   *Employee Stock Purchase Plan (incorporated by reference to Exhibit
             10.27 to NextCard's Registration Statement on Form S-1 (No.
             333-74755)).

     10.18+  Co-Branded Bankcard Agreement dated as of November 8, 1999 between
             NextCard, Inc. and Amazon.com LLC (incorporated by reference to
             Exhibit 10.34 to NextCard's Registration Statement on Form S-1 (No.
             333-91333).

  EXHIBIT
   NUMBER                           DESCRIPTION OF EXHIBIT
  -------                           ----------------------
     10.19   Amendment dated June 30, 1999, to Office Lease between NextCard and
             Market & Second, Inc. (incorporated by reference to Exhibit 10.35 to NextCard's Registration Statement on Form S-1 (No. 333-91333)).

     10.20+  Office Lease dated March 7, 2000 between NextCard and Carlyle
             Airport Technology Trust Agent (incorporated by reference to
             Exhibit 10.39 to NextCard's Annual Report on Form 10K for the year ended December 31, 1999).

     10.21   Office Lease dated August 7, 2000 between NextCard, Inc. and
             Independence Campus I, LLC (incorporated by reference to Exhibit
             10.40 to NextCard's Annual Report on Form 10K for the year ended
             December 31, 2000).

     10.22   Termination Agreement dated September 1, 2000, between NextCard and
             Daniel Springer (incorporated by reference to Exhibit 10.41 to
             NextCard's Annual Report on Form 10K for the year ended December
             31, 2000).

     10.23   Amendment dated July 2000 to the Employment Agreement dated January
             1, 1999 between NextCard and Jeremy. R. Lent (incorporated by reference to Exhibit 10.1 to NextCard's Quarterly Report on Form
             10Q for the period ended September 30, 2000).

     10.24   Form of Stock Repurchase Agreement (incorporated by reference to
             Exhibit 10.43 to NextCard's Annual Report on Form 10K for the year ended December 31, 2000).

     10.25   Employment Agreement, dated as of June 11, 2001 between NextCard,
             Inc. and John V. Hashman (incorporated by reference to Exhibit
             10.44 to NextCard's Quarterly Report on Form 10Q for the period ended June 30, 2001).

     10.26   Termination Agreement dated June 18, 2001, between NextCard, Inc.
             and Steven C. Rubinow (incorporated by reference to Exhibit 10.45 to NextCard's Quarterly Report on Form 10Q for the period ended
             June 30, 2001).

     10.27 Form of Amendment to Stock Repurchase Agreement Note (incorporated by reference to Exhibit 10.46 to NextCard's Quarterly Report on Form 10Q for the period ended June 30, 2001).

     10.28   Independent Contractor Agreement dated January 1, 2001, between
             NextCard, Inc. and Tim Coltrell (incorporated by reference to
             Exhibit 10.47 to NextCard's Quarterly Report on Form 10Q for the period ended September 30, 2001).

     10.29   Press Release of NextCard, Inc., dated October 31, 2001
             (incorporated by reference to Exhibit 10.48 to NextCard's Quarterly
             Report on Form 10Q for the period ended September 30, 2001).

     10.30 Employment Agreement, dated as of July 1, 2001, between the Company and Yinzi Cai (incorporated by reference to Exhibit 10.49 to NextCard's Quarterly Report on Form 10Q for the period ended
             September 30, 2001).

     10.31 Amendment Number Two dated August 2001 to the Employment Agreement dated January 1, 1999 between NextCard and Jeremy. R. Lent.

     10.32 Series C Preferred Stock Purchase Agreement dated May 13, 1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.14 to NextCard's Registration Statement on Form S-1
             (No. 333-74755)).

      21.1   Subsidiaries.

      23.2   Consent of Ernst and Young LLP, Independent Auditors.

----------
+ Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*  Compensatory plans or arrangements.