Form 10-K/A
period 2001-12-31
NEXTCARD INC
filed 2002-05-21
CIK 1081015

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                Amendment No. 1

                               -----------------

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




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


   As of March 31, 2002, there were 54,200,359 shares of the registrant's common stock, par value $.001 per share, outstanding, of which 1,873,888 were nonvoting. At that date, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,281,000.


================================================================================

                               EXPLANATORY NOTE

We are amending Items 6, 7, and 8 of Part II of this report as a result of the restatement of our 2001 consolidated financial statements, as well as the disclosure regarding our summary of consolidated quarterly financial information for the fourth quarter of 2001. The effects of the restatement are incorporated into our 2001 consolidated financial statements and are reflected in management's discussion and analysis of our operating results in this report. See Notes 4 and 12 to the consolidated financial statements included herein.

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



                                 ---------------

   NextCard is our registered trademark. This Annual Report on Form 10-K/A also contains trademarks of other companies.

ITEM 1. BUSINESS


        This Annual Report on Form 10-K/A contains certain forward-looking statements relating to possible future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined under "Factors Affecting Future Results." These factors may cause our actual results to differ materially from any forward-looking statement. When we refer to "NextCard", "we", "our" and "us" in this Annual Report on Form 10-K/A, we refer only to NextCard, Inc. and not to NextCard and its subsidiaries, unless the context indicates otherwise.



        Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K/A to conform such statements to actual results or to changes in our expectations.


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


   The selected consolidated financial data presented below for the years ended December 31, 2001, 2000 and 1999 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K/A. As a result of our filing of the capital restoration plan and the February 7, 2002 actions of the OCC and the actions of the FDIC on and subsequent to that date, and because NextBank was our only principal subsidiary in which all of our operations were directly related to supporting the banking operations, all of our consolidated operations, for all periods presented have been classified as discontinued operations. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.



                                                            YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     2001           2000           1999
                                                   ---------      ---------      ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Loss from discontinued banking operations ....     $(121,815)     $ (81,856)     $ (77,195)
Loss from closure of banking operations ......       (91,424)            --             --
                                                   ---------      ---------      ---------
Net loss .....................................     $(213,239)     $ (81,856)     $ (77,195)
                                                   =========      =========      =========

Basic and diluted net loss per share .........     $   (4.00)     $   (1.56)     $   (2.54)
                                                   =========      =========      =========

BALANCE SHEET DATA:

Cash and cash equivalents, unrestricted ......     $  10,202      $  48,850      $ 179,783
Equipment and leasehold improvements, net ....         7,378         12,980          7,040
Other assets .................................         7,542         17,383          6,800
Net assets of discontinued banking operation .        79,800        163,263        116,018
                                                   ---------      ---------      ---------
          Total assets .......................     $ 104,922      $ 242,476      $ 309,641
                                                   =========      =========      =========

Liabilities:
  Accounts payable, accrued expenses and other
   liabilities ...............................     $  21,940      $  33,735      $  19,647
  Other borrowings ...........................         1,422          7,851         11,359
  Accrued loss of discontinued
   banking operation .........................        91,424             --             --
                                                   ---------      ---------      ---------
          Total liabilities ..................       114,786         41,586         31,006
Shareholders' equity (deficit) ...............        (9,864)       200,890        278,635
                                                   ---------      ---------      ---------
Total liabilities and shareholders' equity
     (deficit) ...............................     $ 104,922      $ 242,476      $ 309,641
                                                   =========      =========      =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly in "Factors Affecting Future Results."


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


    Each year since our inception, we have incurred significant net losses. As of December 31, 2001, we had an accumulated deficit of $390.2 million. The net losses and accumulated deficit resulted from the significant infrastructure, marketing, technology and other costs incurred in the development and servicing of our NextCard Visa credit card loan portfolio. Since we currently have no clients for our proposed new business and no source of funding for our proposed operations after termination of the FDIC Service Agreement, we expect to incur net losses for at least the next year and there can be no assurance that we will ever be profitable.


   RESULTS OF DISCONTINUED OPERATIONS

Overview


   Upon the FDIC's appointment as receiver of NextBank, we ceased to own the assets and liabilities of NextBank and accordingly we were unable to continue to conduct our banking operations. Because NextBank was our only significant subsidiary and all of our operations were directly related to supporting the banking operations, all of our consolidated operations, for all periods presented have been classified as discontinued operations in the accompanying consolidated statements of operations. In addition, we recorded a loss on disposal of discontinued banking operations of $91.4 million. The loss on disposal of discontinued banking operations includes the net book value of our banking related assets on February 7, 2002 of $92.5 million, as well as severance pay of $0.8 million and estimated accrued losses under our office lease agreements related to the discontinued banking operations of $17.9 million. These amounts have been offset by an $11.3 million payment made to us by the FDIC to settle certain obligations NextBank owed to us at February 7, 2002 and income from discontinued operations from January 1, 2002 to February 7, 2002 of $8.5 million. The income and loss from discontinued banking operations for all periods presented are summarized below under the caption "Earnings Summary."


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

RECENT ACCOUNTING PRONOUNCEMENTS

   See Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The fair value of our cash, cash equivalents, accounts payable, accrued expenses and borrowing facilities approximate their carrying values due to the short maturity of those instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NEXTCARD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        ---------      ---------
                                                                             (IN THOUSANDS)
ASSETS
Cash and cash equivalents .........................................     $  10,202      $  48,850
Cash and cash equivalents, restricted .............................         4,840         10,254
Equipment and leasehold improvements, net .........................         7,378         12,980
Prepaid and other assets ..........................................         2,702          7,129
Net assets of discontinued banking operations (Note 4) ............        79,800        163,263
                                                                        ---------      ---------
    Total assets ..................................................     $ 104,922      $ 242,476
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
 Accounts payable .................................................         3,635         10,558
 Accrued expenses and other liabilities ...........................        18,305         23,177
 Other borrowings .................................................         1,422          7,851
 Accrued loss of discontinued banking operations (Note 4) .........        91,424             --
                                                                        ---------      ---------
    Total liabilities .............................................       114,786         41,586
                                                                        ---------      ---------
Shareholders' equity (deficit):
 Common stock, par value $.001 per share (authorized:
   87,433 shares; issued and outstanding: December 31,
   2001 -- 54,018 shares; December 31, 2000 -- 53,373 shares) .....            53             53
 Additional paid-in capital .......................................       384,058        382,573
 Deferred stock compensation ......................................        (1,006)        (2,006)
 Accumulated deficit ..............................................      (390,240)      (177,001)
 Treasury stock, at cost (December 31, 2001 and 2000 -- 359 shares)        (2,729)        (2,729)
                                                                        ---------      ---------
     Total shareholders' equity (deficit) .........................        (9,864)       200,890
                                                                        ---------      ---------
     Total liabilities and shareholders' equity (deficit) .........     $ 104,922      $ 242,476
                                                                        =========      =========



                 See notes to consolidated financial statements.

                         NEXTCARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                 2001           2000           1999
                                                               ---------      ---------      ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from discontinued banking operations ................     $(121,815)     $ (81,856)     $ (77,195)
Loss from closure of banking operations ..................       (91,424)            --             --
                                                               ---------      ---------      ---------
Net loss .................................................     $(213,239)     $ (81,856)     $ (77,195)
                                                               =========      =========      =========

Basic and diluted net loss per share .....................     $   (4.00)     $   (1.56)     $   (2.54)
                                                               =========      =========      =========
Weighted average common shares used in net loss per common
  share calculation ......................................        53,343         52,570         30,399
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
                                                       =========      =========      =========     =========     =========


                                                                                                       TOTAL
                                                       DEFERRED                                     SHAREHOLDERS'
                                                        STOCK         ACCUMULATED      TREASURY        EQUITY
                                                     COMPENSATION       DEFICIT         STOCK        (DEFICIT)
                                                     ------------      ---------       --------      ---------
                                                                            (IN THOUSANDS)
Balances at December 31, 1998 ....................    $  (6,000)      $ (17,950)            --      $  39,937
Issuance of common stock upon exercise of stock
  options and warrants ...........................           --              --             --            680
Issuance of common stock from IPO, net of expenses           --              --             --        126,976
Issuance of common stock from secondary offering,
  net of expenses ................................           --              --             --        153,005
Issuance of stock warrants .......................           --              --             --         25,191
Conversion of preferred stock to common stock ....           --              --             --             --
Deferred stock compensation ......................      (16,031)             --             --             --
Amortization for deferred stock compensation .....       10,028              --             --         10,028
Settlement of note receivable ....................           --              --             --             13
Net loss .........................................           --         (77,195)            --        (77,195)
                                                      ---------       ---------      ---------      ---------
Balances at December 31, 1999 ....................      (12,003)        (95,145)            --        278,635
Issuance of common stock upon exercise of stock
  options and warrants ...........................           --              --             --          1,856
Deferred stock compensation ......................        5,026              --             --             --
Amortization for deferred stock compensation .....        4,971              --             --          4,971
Settlement of note receivable ....................           --              --             --             13
Purchase of common shares for treasury ...........           --              --      $  (2,729)        (2,729)
Net loss .........................................           --         (81,856)            --        (81,856)
                                                      ---------       ---------      ---------      ---------
Balances at December 31, 2000 ....................       (2,006)       (177,001)        (2,729)       200,890
Issuance of common stock upon exercise of stock
  options and warrants ...........................           --              --             --            809
Deferred stock compensation ......................         (676)             --             --             --
Amortization for deferred stock compensation .....        1,676              --             --          1,676
Net loss .........................................           --        (213,239)            --       (213,239)
                                                      ---------       ---------      ---------      ---------
Balances at December 31, 2001 ....................    $  (1,006)      $(390,240)     $  (2,729)     $  (9,864)
                                                      =========       =========      =========      =========



                 See notes to consolidated financial statements.

                         NEXTCARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                               2001            2000           1999
                                                                             ---------      ---------      ---------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss ...............................................................     $(213,239)     $ (81,856)     $ (77,195)
Adjustments to net loss to arrive at cash used in operating activities:
  Change in operating assets and liabilities:
    Increase in accrued loss from closure of discontinued banking
      Operations .......................................................        91,424             --             --
    (Increase) decrease in net assets of discontinued banking operations        83,463        (47,245)      (113,918)
    Increase in net assets of continuing operations ....................        (1,223)        (3,741)        27,588
                                                                             ---------      ---------      ---------
Net cash used in operating activities ..................................       (39,575)      (132,842)      (163,525)
                                                                             ---------      ---------      ---------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock .................................           927          1,896        280,661
Proceeds from settlement of notes receivable ...........................            --             13             13
Proceeds from sale of common stock warrants ............................            --             --         22,500
                                                                             ---------      ---------      ---------
Net cash provided by financing activities ..............................           927          1,909        303,174
                                                                             ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents ...................       (38,648)      (130,933)       139,649
Cash and cash equivalents at the beginning of the year .................        48,850        179,783         40,134
                                                                             ---------      ---------      ---------
Cash and cash equivalents at the end of the year .......................     $  10,202      $  48,850      $ 179,783
                                                                             =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Unearned stock based compensation ....................................     $  (3,916)     $  (5,026)     $  16,031
  Purchase of treasury stock for note payable ..........................     $      --      $   2,729      $      --




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


   The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses of $121.8 million, $81.9 million and $77.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, the Company has experienced recurring negative cash flows from operating activities and has a shareholders' deficit as of December 31, 2001 of $9.9 million. In addition, as disclosed in Note 4, on February 7, 2002, the OCC closed NextBank and appointed the FDIC, as receiver for NextBank. As such, the assets and liabilities of NextBank ceased to be owned by NextCard effective February 7, 2002. NextCard is currently providing services to and receiving fees from the FDIC under the FDIC Service Agreement, which is scheduled to terminate no earlier than May 30, 2002. Upon the termination of the FDIC Service Agreement, NextCard anticipates that its cash will be insufficient to permit continued, sustained operations in the absence of either a substantial capital infusion, the alleviation of liabilities or the successful development and implementation of a new business model that generates substantial cash flow, or a combination of these factors. Furthermore, as disclosed in Note 7, the Company is subject to several shareholder lawsuits and is under investigation by both the OCC and the FDIC. The outcome of these matters is unknown at this time. Additionally, as more fully described in Note 7, the FDIC may have a claim against NextCard's assets under the capital assurance agreement and should NextCard declare bankruptcy, the FDIC will be entitled to a recovery specified in the FDIC Service Agreement.


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

   The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):


                                                                   YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            2001           2000           1999
                                                          ---------      ---------      ---------
Net loss ............................................     $(213,239)     $ (81,856)     $ (77,195)
                                                          =========      =========      =========
Basic and diluted:
  Weighted average shares of common stock outstanding        53,343         52,635         31,192
  Less: Weighted average shares subject to repurchase            --            (65)          (793)
                                                          ---------      ---------      ---------
  Weighted average shares used in computing basic and
     diluted net loss per common shares .............        53,343         52,570         30,399
                                                          =========      =========      =========
Basic and diluted net loss per common share .........     $   (4.00)     $   (1.56)     $   (2.54)
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

   Upon the FDIC's appointment as receiver of NextBank, NextCard ceased to own the assets and liabilities of NextBank and accordingly, NextCard was unable to continue to conduct its banking operations. Because NextBank was NextCard's only principal subsidiary and all of NextCard's operations were directly related to supporting the banking operations, all of the Company's consolidated operations, for all periods presented have been classified as discontinued operations in the accompanying consolidated statements of operations. In addition, NextCard recorded a loss on disposal of discontinued banking operations of $91.4 million. The loss on disposal of discontinued banking operations includes the net book value of the Company's banking related assets on February 7, 2002 of $92.5 million, as well as severance pay of $0.8 million and estimated accrued losses under NextCard's office lease agreements related to the discontinued banking operations of $17.9 million. These amounts have been offset by an $11.3 million payment made to NextCard by the FDIC to settle certain obligations NextBank owed to NextCard at February 7, 2002 and income from discontinued operations from January 1, 2002 to February 7, 2002 of $8.5 million. The income and loss from discontinued banking operations for all periods presented are summarized below:



                                                     YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                2001            2000          1999
                                              ---------      ---------      ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF DISCONTINUED OPERATIONS:
Interest income .........................     $  74,665      $  81,378      $  22,054
Interest expense ........................        34,051         37,156         10,902
                                              ---------      ---------      ---------
Net interest income .....................        40,614         44,222         11,152
Provision for loan losses ...............       117,120         57,141         12,072
Non-interest income .....................       129,746         77,312          4,506
Non-interest expenses ...................       175,055        146,249         80,781
                                              ---------      ---------      ---------
Loss from discontinued banking operations     $(121,815)     $ (81,856)     $ (77,195)
                                              =========      =========      =========
Loss from closure of banking operations       $ (91,424)
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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. NextCard's pro forma information follows (in thousands, except per share data):


                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                     2001            2000             1999
                                                 ------------     -----------     ------------
Net Loss:
  As reported ..............................     $  (213,239)     $  (81,856)     $  (77,195)
  Pro Forma ................................     $  (232,898)     $  (94,227)     $  (79,047)
Basic and diluted net loss per common share:
  As reported ..............................     $     (4.00)     $    (1.56)     $    (2.54)
  Pro Forma ................................     $     (4.37)     $    (1.79)     $    (2.60)



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

STOCK PURCHASE PLAN


   NextCard's 1999 Employee Stock Purchase Plan is available for eligible employees. A maximum of 250,000 shares of common stock are permitted to be issued under the stock purchase plan. Under the stock purchase plan, shares of NextCard's common stock may be purchased at the end of each offering period at 85% of the lower of the fair market value on the first and last day of the offering period. Eligible employees may designate a portion of their compensation, not to exceed 10% of their gross compensation during an offering period, to purchase shares under this plan. The offering periods begin every six months, on each January 1 and July 1, and have a duration of six months, except that the first offering period began on May 16, 1999.


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

   The following is a summary of deferred tax assets and liabilities (in thousands):


                                                   DECEMBER 31,
                                             ------------------------
                                               2001           2000
                                             ---------      ---------
Deferred tax assets:
  Net operating loss carryforwards .....     $  79,738      $  53,306
  Allowance for loan losses ............        49,747         21,642
  Discontinued operations ..............        37,625              0
  Equipment and leaseholds .............         2,179            813
  Other ................................         1,372          2,370
                                             ---------      ---------
          Total deferred tax assets ....       170,661         78,131
Valuation allowance ....................      (150,078)       (63,474)
                                             ---------      ---------
Deferred tax assets, net of valuation
allowance ..............................        20,583         14,657
                                             ---------      ---------
Deferred tax liabilities:
  Deferred fee revenue .................         7,337          4,143
  Gain on securitization ...............        13,246         10,514
                                             ---------      ---------
          Total deferred tax liabilities        20,583         14,657
                                             ---------      ---------
                                             $      --      $      --
                                             =========      =========


   The difference between the income tax benefit at the federal statutory rate and the Company's effective tax rate is due primarily to non-deductible goodwill for tax purposes and an increase in the valuation allowance. Realization of net operating loss carryforwards

("NOLs") are dependent on future taxable earnings, if any, the timing and the amount of which are uncertain. In addition, with the closure of NextBank, management believes NextCard could lose a significant portion of these NOL's (see dollar amounts below). Accordingly, a valuation allowance in an amount equal to the deferred tax assets net of deferred tax liabilities as of December 31, 2001 and 2000 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $86.6 million and $30.7 million for the years ended December 31, 2001 and 2000, respectively.


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


12.  RESTATEMENT

   Subsequent to the issuance of NextCard's consolidated financial statements for the year ended December 31, 2001 as also described in Note 4, the management of NextCard determined that they had not correctly taken into consideration the proper amount of income from discontinued operations from January 1, 2002 to February 7, 2002, when calculating the accrued loss of discontinued banking operations as of December 31, 2001. As a result, the consolidated financial statements for the year ended December 31, 2001 have been restated for those previously reported on NextCard's Form 10-K to decrease both the accrued loss of discontinued banking operation and net loss for the year ended December 31, 2001, by 19.6 million. Additionally, the accrued loss of discontinued banking operations decreased from $111.0 million, as previously reported, to $91.4 million, net loss decreased from $232.8 million to $213.2 million and total shareholders' deficit decreased from $29.5 million to $9.9 million.

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

                                                      /s/ ERNST & YOUNG LLP

San Francisco, California
April 12, 2002

except for Notes 4 and 12, as to which the date is May 15, 2002

                           QUARTERLY DATA (UNAUDITED)

             SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

   The Summary of Consolidated Quarterly Financial Information for all periods presented has been reclassified to present the banking operations of NextCard and NextBank as a discontinued operation.


                                            MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              2000           2000           2000           2000
                                            ---------      ---------    -------------   ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Income (loss) from discontinued banking
operation .............................       (17,697)       (24,463)       (20,258)       (19,438)
Loss from closure of banking operation             --             --             --             --
                                            ---------      ---------      ---------      ---------
Net loss ..............................     $ (17,697)     $ (24,463)     $ (20,258)     $ (19,438)
                                            =========      =========      =========      =========
Basic and diluted net loss per share ..     $   (0.34)     $   (0.46)     $   (0.38)     $   (0.37)
                                            =========      =========      =========      =========



                                             MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2001           2001           2001            2001
                                             ---------      ---------    -------------   ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Income (loss) from discontinued banking
operation .............................        (16,625)       (14,365)       (53,146)       (37,679)
Loss from closure of banking operation              --             --             --        (91,424)
                                             ---------      ---------      ---------      ---------
Net loss ..............................      $ (16,625)     $ (14,365)     $ (53,146)     $(129,103)
                                             =========      =========      =========      =========
Basic and diluted net loss per share ..      $   (0.31)     $   (0.27)     $   (1.00)     $   (2.42)
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

   (c) EXHIBITS: See Exhibit Index on page 57 of this Report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May, 2002.


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


     10.31 Amendment Number Two dated August 2001 to the Employment Agreement dated January 1, 1999 between NextCard and Jeremy R. Lent
             (incorporated by reference to Exhibit 10.31 to NextCard's Annual
             Report on Form 10K for the year ended December 31, 2001).


     10.32 Series C Preferred Stock Purchase Agreement dated May 13, 1998 among NextCard and certain investors (incorporated by reference to Exhibit 10.14 to NextCard's Registration Statement on Form S-1
             (No. 333-74755)).


      21.1   Subsidiaries (incorporated by reference to Exhibit 21.1 to
             NextCard's Annual Report on Form 10K for the year ended
             December 31, 2001).


      23.2   Consent of Ernst and Young LLP, Independent Auditors.

----------
+ Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*  Compensatory plans or arrangements.