Form 10-Q
period 2002-03-31
NEXTCARD INC
filed 2002-05-21
CIK 1081015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________.

0-26019

(Commission File Number)

NEXTCARD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0384-606
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes [X]  No [   ]

As of April 30, 2002 there were outstanding 53,841,435 shares of the registrant’s Common Stock, par value $.001 per share.

NEXTCARD, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I. Financial Information

ITEM 1. Financial Statements

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands, except per share amounts)
Assets:
Current assets:
Cash and cash equivalents	$2,835	$10,202
Cash and cash equivalents, restricted	4,623	4,840
Due from FDIC	6,967	—
Prepaid and other assets	3,032	2,556
Net assets of discontinued banking operations	—	79,800

Total current assets	17,457	97,398

Equipment and leasehold improvements, net	6,366	7,378
Other assets	1,098	946

Total assets	$24,921	$105,722

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	4,609	3,635
Accrued expenses and other liabilities	10,666	19,105
Other borrowings	967	1,422
Accrued loss of discontinued banking operations	4,289	76,079

Total current liabilities	20,531	100,241

Accrued loss of discontinued banking operations, net of current portion	14,229	15,345

Total liabilities	34,760	115,586

Shareholders’ deficit:
Common stock, par value $.001 per share (authorized: 87,433 shares; issued and outstanding: March 31, 2002 — 54,201 shares; December 31, 2001 — 54,018 shares)	53	53
Additional paid-in capital	384,230	384,058
Deferred stock compensation	(601)	(1,006)
Accumulated deficit	(390,792)	(390,240)
Treasury stock, at cost (359 shares)	(2,729)	(2,729)

Total shareholders’ deficit	(9,839)	(9,864)

Total liabilities and shareholders’ deficit	$24,921	$105,722

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands, except per share data)
Operating revenues:
Servicing fees from FDIC	$16,422	$—

Operating expenses:
Salaries and employee benefits	5,659	—
Credit card servicing costs	6,820	—
Occupancy and equipment	2,084	—
Professional fees	1,292	—
Amortization of deferred stock compensation	238	—
Other	717	—

Total operating expenses	16,810	—

Operating loss	(388)	—

Other income (expense):
Interest income	23	—
Interest and other expense	(187)	—

Total other income (expense)	(164)	—

Loss from continuing operations	(552)	—

Discontinued operations:
Loss from discontinued banking operations	—	(16,625)

Net loss	$(552)	$(16,625)

Basic and diluted net loss per common share	$(0.01)	$(0.31)

Weighted average common shares used in net loss per common share calculation	53,796	53,134

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

							Total
	Common Stock		Additional	Deferred			Shareholders'
			Paid-in	Stock	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Compensation	Deficit	Stock	(Deficit)

	(in thousands)
Balances at December 31, 2000	53,373	$53	$382,573	$(2,006)	$(177,001)	$(2,729)	$200,890
Issuance of common stock upon exercise of stock options	190	—	130	—	—	—	130
Amortization of deferred stock compensation	—	—	—	318	—	—	318
Foreign currency translation adjustment	—	—	(199)	—	—	—	(199)
Net loss	—	—	—	—	(16,625)	—	(16,625)

Balances at March 31, 2001	53,563	$53	$382,504	$(1,688)	$(193,626)	$(2,729)	$184,514

Balances at December 31, 2001	54,018	$53	$384,058	$(1,006)	$(390,240)	$(2,729)	$(9,864)
Issuance of common stock upon exercise of stock options	183	—	11	—	—	—	11
Amortization of deferred stock compensation	—	—	—	405	—	—	405
Foreign currency translation adjustment	—	—	161	—	—	—	161
Net loss	—	—	—	—	(552)	—	(552)

Balances at March 31, 2002	54,201	$53	$384,230	$(601)	$(390,792)	$(2,729)	$(9,839)

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Operating activities:
Net loss	$(552)	$(16,625)
Adjustments to net loss to arrive at cash used in operating activities:
Change in operating assets and liabilities:
Decrease in accrued loss of closure of discontinued banking operations	(72,906)	—
(Increase) decrease in net assets of discontinued banking operations	79,800	(4,829)
Increase in net assets of continuing operations	(13,720)	(5,917)

Net cash used in operating activities	(7,378)	(27,371)

Financing Activities:
Proceeds from issuance of common stock	11	130

Net cash provided by financing activities	11	130

Net decrease in cash and cash equivalents	(7,367)	(27,241)
Cash and cash equivalents at the beginning of the period	10,202	48,850

Cash and cash equivalents at the end of the period	$2,835	$21,609

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

     Until February 7, 2002, we originated NextCard® Visa® credit card accounts through our wholly owned subsidiary, NextBank, N.A. We marketed our credit card products solely through the Internet and provided online approval and customized customer product pricing. Other key product features included a customer service interface, which enabled our customers to review statements and other recent account activity online and to download data into different formats.

     As further discussed in Note 4, on February 7, 2002, the Office of the Comptroller of the Currency (“OCC”) closed NextBank and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for NextBank. As a result, we can no longer issue credit cards for our own account. We are, however, providing certain services to the FDIC under a restated and amended service agreement (the “FDIC Service Agreement”).

     Pursuant to the FDIC Service Agreement, on March 8, 2002, we transferred our credit card loan portfolio servicing operations to the FDIC and agreed to continue providing to the FDIC, for a minimum of three months ending May 30, 2002, certain administrative services and a nonexclusive license to our intellectual property. The FDIC Service Agreement permits the FDIC to have uninterrupted access to our technology and proprietary systems while the FDIC seeks a buyer for NextBank’s portfolio of credit card loans. In exchange for our commitment to continue to provide technology and other support for the NextBank portfolio, the FDIC has agreed to reimburse us for certain specified expenses to enable us to maintain this support (such payments are referred to collectively herein as the “Servicing Fees”). The FDIC Service Agreement may be terminated by the FDIC after May 30, 2002 with not less than 30 days’ advance written notice, and had not been terminated as of the date of this filing. The FDIC has the option to continue the FDIC Service Agreement on a month-by-month basis after May 30, 2002 in return for our agreement to continue providing the specified support. In addition, pursuant to the FDIC Service Agreement, the FDIC has committed to loan us $1.0 million, on a non-recourse basis, in three equal installments. The loans are non-interest bearing, will mature on September 12, 2002 and are collateralized by an assignment in favor of the FDIC of all of our right, title and interest in and to our cash collateral of $1.0 million backing a letter of credit, in like amount as the loan, executed in favor of MasterCard International. On May 1, 2002, the last of these three installments were disbursed to us from the FDIC.

     In connection with the FDIC Service Agreement, we reduced our headcount by 546 persons (approximately 90% of our workforce), leaving 64 persons remaining employed by us. Of the employees terminated, 465 persons were offered temporary employment with a third-party contractor on behalf of the FDIC. The movement of our workforce to the supervision of the FDIC is intended to ensure continuous provision of customer and portfolio servicing with respect to the NextBank credit card accounts and receivables.

     Prior to February 7, 2002, our operations consisted solely of providing support to the credit card banking operations of NextBank. Since February 7, 2002, our operations have been, and may be expected to continue to be, twofold. Our operations will include providing to the FDIC and (if requested) any purchaser of the assets of NextBank the services specified under the FDIC Service Agreement until that agreement terminates. Additionally, we are attempting to develop a new business model which may include licensing certain aspects of our proprietary customer service technology to other credit card companies and adapting our proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. There is no assurance that we will be successful in developing a new business model. We are also actively exploring strategic alternatives, which might include a merger, asset sale or other comparable transaction or a financial restructuring. Any such strategic alternative is likely to include a Chapter 11 bankruptcy filing by NextCard.

2. Consolidation and Basis of Presentation

     For the quarter ended March 31, 2002, the condensed consolidated financial statements include NextCard, Inc. For all prior periods presented, the condensed consolidated financial statements include NextCard, Inc. and its wholly owned subsidiaries, NextBank and NextCard Limited, a company incorporated in England and Wales. We and our subsidiaries are collectively referred to herein as the Company. To date, the activities of NextCard Limited have been immaterial and have ceased in all material respects. The unaudited interim condensed consolidated financial statements and related unaudited financial information in these footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company and the results of its operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform with the current period’s presentation. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

     The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred net losses of $390.8 million and have a working capital deficiency of $3.1 million. In addition, as disclosed in Note 4, on February 7, 2002, the OCC closed NextBank and appointed the FDIC receiver for NextBank. As such, the assets and liabilities of NextBank ceased to be owned by us effective February 7, 2002. We are currently providing services to and receiving fees from the FDIC under the FDIC Service Agreement, which is scheduled to terminate no earlier than June 30, 2002. Upon the termination of the FDIC Service Agreement, we anticipate that our cash will be insufficient to permit continued, sustained operations in the absence of either a substantial capital infusion, the alleviation of liabilities or the successful development and implementation of a new business model that generates substantial cash flow, or a combination of these events. Furthermore, as disclosed in Note 5, we are subject to several shareholder lawsuits and we are under investigation by both the OCC and the FDIC. The outcome of these matters is unknown at this time. Additionally, as more fully described in Note 5, the FDIC may have a claim against our assets under the capital assurance agreement and, should we file a bankruptcy case, the FDIC will be entitled to a recovery specified in the FDIC Service Agreement.

     Although these conditions raise substantial doubt about our ability to continue as a going concern, the accompanying condensed consolidated financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets and discharge of liabilities in the ordinary course of business. As such, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Instead, assets and liabilities of the Company, including the assets and liabilities of NextBank at December 31, 2001, which are now under the control of the FDIC and included in net assets of discontinued operations, are presented in the condensed consolidated balance sheets in accordance with generally accepted accounting principles for a going concern, generally at historical cost, and assume that they will be realized as a going concern and in the normal course of business. The FDIC, as receiver of NextBank, plans to liquidate NextBank’s assets and satisfy NextBank’s liabilities other than in the normal course of business, which could cause the results to vary materially from the amounts currently disclosed in the financial statements. Management’s plans in regard to these matters are described in Notes 1 and 4.

     As a result of the February 7, 2002 actions of the OCC and the actions of the FDIC on and after that date, the results of our operations though February 7, 2002 were reported in our 2001 consolidated financial statements as discontinued operations. The accounting for discontinued operations requires that the results of the discontinued segment or segments be separately reported. See Note 4 for more details about the discontinued operations, including the loss on disposal and results of operations of the discontinued banking operations.

3. Earnings per Share

     Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, which excludes common stock held in our treasury. We have excluded all warrants for common stock and outstanding stock options from the calculation of diluted loss per common share because their inclusion would be antidilutive (i.e., reduce the net loss per common share) for all periods presented.

4. Discontinued Operations

     In May 2001, the OCC began its second annual examination of NextBank. In connection with that examination, in September 2001 the OCC notified NextBank that, as a result of NextBank’s classification of certain loan losses as fraud losses rather than credit losses, the OCC had determined that NextBank’s securitization activities would no longer qualify for “low-level recourse treatment” under applicable regulations. The OCC confirmed this position with an interpretive letter dated October 29, 2001. While the OCC did not conclude that these loan losses were not the product of fraud, the OCC took the position that characterization as fraud required detailed account-level procedures. Pending the development and implementation of such account-level processes, the OCC required for the third quarter of 2001 and subsequent periods that all affected loan losses be reclassified as credit losses.

     The effect of the OCC’s decision to disallow low-level recourse treatment on NextBank’s securitized assets was to increase NextBank’s risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001, as reported in NextBank’s Consolidated Report of Condition and Income (“Call Report”) filed with the FDIC on October 30, 2001. Inclusion of those assets for purposes of calculating regulatory capital was a significant factor resulting in NextBank’s risk based capital ratios being at a level that rendered NextBank “significantly undercapitalized” under applicable federal banking regulations.

     On October 31, 2001, we announced that NextBank was considered “significantly undercapitalized” under federal banking regulations. We also announced that we had engaged Goldman Sachs & Co. to assist in finding an acquisition partner for NextCard. From October 31, 2001 until December 31, 2001, we actively marketed NextCard, and several potential bidders performed on-site due diligence examinations of the NextBank portfolio. However, by December 31, 2001, no acquisition transaction had been consummated.

     On November 15, 2001, the OCC issued a Prompt Corrective Action Directive (“PCA”) against NextBank. The PCA required, among other things, that NextBank file with the OCC an acceptable capital restoration plan by December 31, 2001. A capital restoration plan of a significantly undercapitalized bank must include the steps the bank will take to correct any asserted capital deficiency. On December 31, 2001, we filed a capital restoration plan with the OCC that discussed our ongoing attempts to negotiate a sale of NextCard to a third party and, if such a sale could not be accomplished, proposed an orderly liquidation strategy for NextBank’s assets and liabilities. On January 12, 2002, the Company filed an Asset Disposition Plan with the OCC, which further detailed management’s proposals to liquidate the assets and liabilities of NextBank. On February 7, 2002, without having acted on the Company’s proposed Asset Disposition Plan, the OCC closed NextBank and appointed the FDIC as receiver.

     Upon the FDIC’s appointment as receiver of NextBank, we ceased to own the assets and liabilities of NextBank. Accordingly, from that date we have been unable to continue to conduct our banking operations. Because NextBank was our only principal subsidiary and all of our operations were directly related to supporting the banking operations of NextBank, all of the Company’s consolidated operations, through February 7, 2002 were classified as discontinued operations in 2001. All of our operations from February 8, 2002 forward are considered continuing operations. As of December 31, 2001, we recorded a loss on disposal of discontinued banking operations of $91.4 million. The loss on disposal of discontinued banking operations included the net book value of the Company’s banking related assets on February 7, 2002 of $92.5 million, as well as severance pay of $0.8 million and estimated accrued losses under NextCard’s office lease agreements related to the discontinued banking operations of $17.9 million. These amounts have been offset by an $11.3 million payment made to us by the FDIC to settle certain obligations NextBank owed to us at February 7, 2002 and income from discontinued operations from January 1, 2002 to February 7, 2002 of $8.5 million.

      The loss from discontinued banking operations for the period ended March 31, 2001 is summarized below (in thousands):

Statement of Discontinued Operations:
Interest income	$16,335
Interest expense	9,425

Net interest income	6,910
Provision for loan losses	20,049
Non-interest income	36,996
Non-interest expenses	40,482

Loss from discontinued banking operations	$(16,625)

     The net assets of the discontinued banking operations at December 31, 2001, primarily represent the assets and liabilities of NextBank and certain assets of NextCard which are not expected to be used to support the possible development and implementation of any new business model we may pursue. Such net assets include (in thousands):

Net assets of discontinued banking operations

Assets:
Cash and cash equivalents	$62,240
Equipment and leasehold improvements, net	18,165
Credit card loan receivables	548,239
Less allowance for loan losses	(81,325)

Net loans	466,914
Due from securitizations	111,944
Prepaid and other assets	46,789

Total assets	706,052

Liabilities:
Deposits	551,297
Accrued expenses and other liabilities	10,955
Secured borrowings	64,000

Total liabilities	626,252

Net assets of discontinued banking operations	$79,800

     The assets and liabilities reflected in the accompanying condensed consolidated balance sheet at December 31, 2001 that are not classified as net assets of discontinued banking operations are our assets and liabilities that we expect to be used in connection with the development and execution of our new business model. These amounts are generally carried as historical cost.

5. Commitments and Contingencies

          Legal Proceedings

Shareholder Lawsuits

     Following our third quarter earnings release, on October 31, 2001, several holders of our common stock purporting to represent a class of similarly aggrieved stockholders filed lawsuits against us and certain of our directors and senior officers. These complaints allege that from March 30, 2000 to October 30, 2001, we and certain of our officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making a series of materially false and misleading statements concerning our operations, financial condition, and prospects for 2000 and 2001. Each of the complaints also allege that certain of our officers and directors violated Section 10(b) and Rule 10b-5 by trading our stock while in possession of material nonpublic information. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. We dispute the plaintiffs’ claims and intend to defend the lawsuits vigorously.

     On October 31, 2001, the first of nine putative class action lawsuits was filed against us and various of our directors and officers, alleging violations of the federal securities laws arising out of our October 31, 2001 press release announcing that NextBank, would, among other things, reclassify as credit losses certain loan losses that were previously classified as fraud losses as well as increase reserves in the third quarter 2001, and as a result of these changes, NextBank was considered to be significantly undercapitalized under federal banking regulations. The class actions assert class periods of March 30, 2000 through October 30, 2001, and seek unspecified damages. All cases have been consolidated in the United States District Court for the Northern District of California. A consolidated amended complaint currently is due to be filed on June 17, 2002. We expect to file a motion to dismiss these actions, but do not expect a ruling before November 2002. No discovery or other proceedings are pending in these actions. Management believes that the class action claims are subject to coverage under our directors’ and officers’ liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. If the securities class action claims were to result in a judgment against us or our directors and officers, it would have a material adverse impact on our business and operations.

Shareholder Derivative Lawsuit

     On November 9, 2001, a shareholder derivative lawsuit was filed in the Delaware Chancery Court against all of our directors, alleging breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnity. The derivative suit seeks unspecified damages. No schedule is set for this matter, which arises out of the same facts and circumstances as the federal class actions described above. We anticipate that if the case is litigated, we will seek to dismiss the claims on grounds that the plaintiff lacks standing to pursue the claims due to his failure to make a pre-suit demand. If the action proceeds, we may be obligated to advance defense costs on behalf of the director defendants, which amounts may exceed our ability to pay. Management believes that the derivative lawsuit is subject to coverage under our directors and officer’s liability insurance policies, although to date our carriers have not accepted coverage for this claim. If the shareholder derivative lawsuit’s claim was to result in a judgment against us or our directors and officers, it would have a material adverse impact on our business and operations.

Regulatory Investigations

     Commencing on February 7, 2002, the OCC and FDIC initiated separate investigations into the events leading up to the closure of NextBank, pursuant to which the OCC and the FDIC issued subpoenas for certain of the Company’s records. No specific claims have been asserted and no persons have been identified as subjects of any investigation. On May 8, 2002, the FDIC provided notice of potential claims against us and unnamed directors and officers, and indicated that it is continuing to investigate these potential claims. We are cooperating with both the OCC and the FDIC. There can be no assurance that the OCC or FDIC will not assert claims against us or against one or more of our directors or officers. Further, if such claims are asserted the OCC and/or FDIC may seek damages and/or civil money penalties that are likely to exceed our ability to pay. In connection with any OCC or FDIC claims against present or former officers or directors of NextCard or NextBank, pursuant to our bylaws and indemnification agreements we also may be obligated to indemnify such persons, and such indemnification obligations also may exceed our ability to pay.

     Although the amounts involved with any unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial position and cash flows in a particular period, no amounts have been accrued in the accompanying condensed consolidated financial statements as the amounts of any loss is uncertain and cannot be quantified. While we believe that certain legal expenses incurred in connection with these matters may be covered by insurance, there can be no assurance that our insurance will be adequate to cover such expenses, or any damages or other monetary relief to which we or our officers and directors may be exposed.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Except as discussed above, we currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Capital Assurance Agreement

     On October 26, 2000, NextCard and NextBank executed a capital assurance agreement, stating that, in the event that NextBank fell below “well capitalized” status, NextCard would commit additional capital to NextBank in an amount sufficient to return NextBank to a capital level equal to or exceeding “well-capitalized” status. Were the FDIC, as receiver for NextBank, to attempt to enforce the agreement and were a court to find that the agreement is enforceable against us, the amount of such capital contribution would almost certainly exceed our ability to pay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We were incorporated on June 5, 1996. The NextCard Visa was first offered to the public on December 23, 1997. In September 1999, we acquired Textron National Bank at which time Textron converted into a national bank limited to credit card operations, changed its name to “NextBank, N.A.” and became a member of the Visa system.

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

     Prior to its closure by the OCC, as more completely described in Notes 1, 4 and 5 to our condensed consolidated financial statements, our subsidiary, NextBank, was a limited purpose credit card bank chartered as a national banking association. As such, NextBank was subject to comprehensive regulation and periodic examination by the OCC, its primary regulator, and to the risk-based capital and other guidelines adopted by the OCC. Pursuant to federal law and regulation, national banks have their capital position ranked in one of five tiers: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

     As described more completely in Note 4 to our condensed consolidated financial statements, the effect of the OCC’s decision to disallow low-level recourse treatment on NextBank’s securitized assets was to increase NextBank’s risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001, as reported in NextBank’s Call Report filed with the FDIC on October 30, 2001. Inclusion of those assets for purposes of calculating regulatory capital was a significant factor resulting in NextBank’s risk based capital ratios being at a level that rendered NextBank “significantly undercapitalized” under applicable federal banking regulations. Although our professional advisors agreed with our contention that, even assuming that the asserted disqualification for “low-level recourse treatment” was proper, the disqualification should be curable, the February 7, 2002 seizure of NextBank has rendered any further appeal or discussion impractical, if not impossible.

     Prior to February 7, 2002, our operations consisted solely of providing support to the credit card banking operations of NextBank. Since February 7, 2002, our operations have been, and may be expected to continue to be, twofold. Our operations will include providing to the FDIC and (if requested) any purchaser of the assets of NextBank the services specified under the FDIC Service Agreement until that agreement terminates. Additionally, we are attempting to develop a new business model which may include licensing certain aspects of our proprietary customer service technology to other credit card companies and adapting our proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. There is no assurance that we will be successful in developing a new business model. We are also actively exploring strategic alternatives, which might include a merger, asset sale or other comparable transaction or a financial restructuring. Any such strategic alternative is likely to include a Chapter 11 bankruptcy filing by NextCard.

     Each year since our inception, we have incurred significant net losses. As of March 31, 2002, we had an accumulated deficit of $390.8 million. The net losses and accumulated deficit resulted from the significant infrastructure, marketing, technology and other costs incurred in the development and servicing of our NextCard Visa credit card loan portfolio. Since we currently have no clients for our proposed new business and no source of funding for our proposed operations after termination of the FDIC Service Agreement, we expect to incur net losses for at least the next year and there can be no assurance that we will be able to continue our operations or ever be profitable.

Earnings Summary

     Overview

     Upon the FDIC’s appointment as receiver of NextBank on February 7, 2002, we ceased to own the assets and liabilities of NextBank. Accordingly, from that date we have been unable to continue to conduct our banking operations. Because NextBank was our only significant subsidiary and all of our operations were directly related to supporting the banking operations of NextBank, all of our consolidated operations through February 7, 2002, were classified as discontinued

operations in 2001. As such, we recorded a loss on disposal of discontinued banking operations of $91.4 million in 2001. The loss on disposal of discontinued banking operations includes the net book value of our banking related assets on February 7, 2002 of $92.5 million, as well as severance pay of $0.8 million and estimated accrued losses under our office lease agreements related to the discontinued banking operations of $17.9 million. These amounts were offset by a $11.3 million payment made to us by the FDIC to settle certain obligations NextBank owed to us at February 7, 2002 and income from discontinued operations from January 1, 2002 to February 7, 2002 of $8.5 million. The loss from discontinued banking operations for the quarter ended March 31, 2001, is summarized below under the caption “Results of Discontinued Operations — First Quarter of 2001.” All of our operations from February 8, 2002 forward are considered to be “Continuing Operations” and a discussion of those results for the first quarter 2002 is set forth below.

Results of Continuing Operations — First Quarter 2002

     Operating Revenues:

     Servicing fees from FDIC. Servicing Fees of $16.4 million represent payments received, or earned and expected to be received, for services performed for the FDIC under either (1) our original contract with NextBank from February 8, 2002 through February 28, 2002, which the FDIC, as receiver for NextBank, continued to honor from and after February 7, 2002, or (2) the FDIC Service Agreement. Prior to the execution of the FDIC Service Agreement, we had performed for NextBank certain servicing and other administrative services, which we billed to NextBank under our original Service Agreement. Fees earned for such services after February 7, 2002 through February 28, 2002 are included in the first quarter 2002 revenues as well as the Servicing Fees earned in March 2002 under the FDIC Service Agreement. The FDIC, on a month-to-month basis, can extend the FDIC Service Agreement. Assuming that the FDIC Service Agreement continues to be extended, the amount of Servicing Fees we receive in the future may be expected to vary depending upon the levels of service we provide.

     Operating Expenses:

     Salaries and employee benefits. Salaries and employee benefits of $5.7 million include all of our employees’ salaries and benefit expenses, contract labor expense and consulting fees. Included in the first quarter 2002 expenses are salary and employee benefits related to the 546 employees, the majority of whom continued to perform servicing support to the FDIC until they were terminated in connection with the transfer of our servicing operations pursuant to the FDIC Service Agreement. After such terminations, we employed 64 persons. Accordingly, we would expect that salaries and employee benefits would decrease in the future as we anticipate that our new business model will not require the same staffing levels.

     Credit Card Servicing Costs. Credit card servicing costs of $6.8 million consist of all cost associated with the servicing the NextCard Visa credit card portfolio for the FDIC. These costs include payments made for accessing customers credit bureau reports, our card member rewards program, payment processing fees we pay to our lockbox providers as well as the payments we make to First Data Resources and other third-party vendors who provide selected fulfillment service functions. As long as we are servicing the credit card loan portfolio for the FDIC, we anticipate incurring similar costs in the future. Such costs should decrease over time as the portfolio decreases and will cease entirely when the FDIC terminates the FDIC Service Agreement. As of March 31, 2002, the total outstanding loan portfolio was $1.8 billion with 964,000 customers as compared to $2.0 billion outstanding with 1,054,000 customers at December 31, 2001.

     Occupancy and Equipment. Occupancy and equipment expense of $2.1 million includes office lease payments and utilities for our office space in San Francisco, Livermore and Phoenix, as well as depreciation expense on our furniture and equipment that we have identified as part of our continuing operations. A large portion of our future occupancy costs attributable to our future lease payment obligations has been reserved for in the accrued loss of discontinued banking operations. Accordingly, we anticipate a decrease in our occupancy costs commencing in the second quarter of 2002.

     Professional Fees. Professional fees of $1.3 million include primarily outside legal and accounting fees. Depending on the number and how vigorously we must pursue various lawsuits pending against us, as well as incurring additional legal fees to prepare for a possible financial restructuring (including though a Chapter 11 bankruptcy filing), our professional fees could increase in the future.

     Amortization of Deferred Compensation. A portion of the value of certain stock options granted prior to our initial public offering in the first quarter of 1999 as well as certain stock appreciation rights granted in 2001 and certain stock options that were extended in 2001 and 2000 in connection with certain employee terminations, were considered to be compensatory. Accordingly, the $238,000 of expenses represents the amortization of the difference between the exercise price of certain stock option grants and our estimate of the fair value of our common stock at the time of such grants. Such expenses should decrease in the future as the deferred compensation amount amortizes down.

     Other Expenses. Other expenses of $717,000 include primarily travel, insurance, software licenses and maintenance agreements and general corporate expenses. Depending upon when the FDIC terminates the FDIC Service Agreement and the success of our new business model, these costs will vary from quarter to quarter.

     Results of Discontinued Operations — First Quarter 2001

     The profitability of our discontinued banking operations was historically affected by the net interest income and non-interest income earned on earning assets, consumer card usage patterns, credit quality, the level of marketing expense and operating efficiency. Our revenues consisted primarily of interest income on credit card loans, cash and investments and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, interchange, over-limit, past-due and other fee income, which we collectively refer to as “fees”) and gains on the securitization of loans. Our primary expenses were the cost of funding assets, credit losses and certain operating expenses.

     The loss from discontinued banking operations for the period ended March 31, 2001 is summarized below (in thousands):

Statement of Discontinued Operations:
Interest income	$16,335
Interest expense	9,425

Net interest income	6,910
Provision for loan losses	20,049
Non-interest income	36,996
Non-interest expenses	40,482

Loss from discontinued banking operations	$(16,625)

     Funding, Liquidity and Capital Resources

     Prior to the closure of NextBank on February 7, 2002, we financed the growth of our credit card loan portfolio and operations through third-party commercial paper conduit facilities, term asset securitizations, certificates of deposit issued by NextBank and equity issuances. In March 2002, we entered into the FDIC Service Agreement pursuant to which the FDIC has agreed to reimburse us for certain of our operating expenses for a minimum of three months. The FDIC Service Agreement may be terminated by the FDIC after May 30, 2002 with not less than 30 days’ advance written notice, and had not been terminated as of the date of this filing. The FDIC has the option to continue the FDIC Service Agreement on a monthly basis after June 30, 2002 in return for our agreement to continue providing specific services. In addition, pursuant to the FDIC Service Agreement, the FDIC has committed to loan us $1.0 million, on a non-recourse basis, in three equal installments. The loans are non-interest bearing, will mature on September 12 2002 and are collateralized by an assignment in favor of the FDIC of all of our right, title and interest in and to our cash collateral of $1.0 million backing a letter of credit, in like amount as the loan, executed in favor of MasterCard International. On May 1, 2002, the last of these three installments were disbursed to us from the FDIC.

     As of March 31, 2002, our unrestricted cash and cash equivalents were $2.8 million and we had outstanding accounts payable of $4.6 million and accrued liabilities of $10.7 million. Included in the $10.7 million of accrued liabilities was approximately $2.0 million of accrued operating expenses for which we had yet to be invoiced from our vendors and $5.4 million for estimated future payments attributable to our continuing NextCard Visa rewards program. The accrued liabilities will be paid in 2002 as our vendors present invoices to us and the rewards program liability will be paid out as NextBank credit card customers redeem their accrued points.

     In 1998, we entered into a $1.25 million equipment loan and security agreement with a finance company. Borrowings under the loan agreement bear interest at 7.55% per year and are secured by related equipment purchases. As of March 31, 2002, the loan had an outstanding balance of $187,000. Also, in 1998, we entered into a $1.0 million lease/loan financing arrangement with a financing company. This lease/loan financing arrangement is secured by a pledge of all equipment leased under the arrangement and bears interest at 7.5% per year. As of March 31, 2001, the lease/loan had an outstanding balance of $255,000. Also, in February 1999, we entered into a $5.0 million line of credit with a finance company. Borrowings under this line of credit accrue interest at 12.25% per year, are repayable in monthly installments and final payment was made in April 2002. This line is secured by a subordinated security interest in all tangible and intangible assets of our company. This line of credit had an aggregate outstanding balance of $192,000 at March 31, 2002. All of these above described loans mature in 2002.

     We lease office space under separate lease agreements and have operating leases for office equipment. The minimum aggregate, non-cancelable payments, by year, under lease obligations with initial or remaining terms of one year or more, some of which contain renewal options based on the then current fair market values, consist of the following at March 31, 2002 (in thousands):

2002	$3,965
2003	5,352
2004	5,093
2005	3,288
Thereafter	3,249

$20,947

     Given the closure of NextBank and our focus on a new business strategy, much of the office space to which these leases relate will not be needed after the FDIC Service Agreement is terminated. We plan on discussing alternatives with each of our landlords, but there can be no assurances that any of the contractual requirements can, or will be, favorably renegotiated. $17.9 million of these lease payments have been included in the accrued loss of discontinued operations at March 31, 2002.

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

     In addition, at March 31, 2002, we had $4.6 million of restricted cash and cash equivalents which represents collateral held by a bank that has issued three standby letters of credit on behalf of certain of our beneficiaries as well as $815,000 of severance pay transferred to an escrow account related to the closure of NextBank. We do no anticipate that such restricted funds will be available to us in the future.

Forward-looking Information

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include the following: NextBank, our principal subsidiary, was closed by the OCC and the FDIC was appointed as receiver of

NextBank; we and our officers and directors are being investigated by the OCC and the FDIC; our only current source of funding is the FDIC, the FDIC can terminate the FDIC Service Agreement with thirty days’ prior notice at any time after May 30, 2002; we will not be able to continue sustained operations after June 2002 unless we are successful in our pursuit of a strategic alternative; our common stock may have no value; as a result of questions concerning our status as a going concern, our vendors and third-party credit card issuers may decide not to do business with us, may terminate business relationships with us or may not extend our business relationships; the FDIC may have claims against our assets; we may be unable to undertake additional activities due to government regulations; potential clients may not hire us as a result of the government investigation; we or certain of our officers and directors could be restricted from engaging in certain banking activities; there is a limited public market for our common stock; our common stock has been delisted from the Nasdaq National Market System; the substantial change in our business makes evaluation of our business and prospects extremely difficult; and the substantial change in our business make our financial forecasting difficult. These and other risks and uncertainties are described in detail our 2001 Annual Report on Form 10-K under the heading “Risks Related to Our Business,” and in other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The fair value of our cash, cash equivalents, accounts payable, accrued expenses and borrowing facilities approximate their carrying values due to the short maturity of those instruments.

PART II. Other Information

Item 1. Legal Proceedings

See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” — Footnote 5.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matter to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Effective May 14, 2002, Jeffrey D. Brody resigned as a Director of NextCard, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Restated and Amended Service Agreement dated as of March 1, 2002 between NextCard, Inc. and the Federal Deposit Insurance Corporation.*

*	Confidential treatment has been requested for portions of the FDIC Service Agreement, filed herewith as Exhibit 10.1.

(b)	Reports on Form 8-K

The following reports were filed during the first quarter of 2002:

We filed on January 29, 2002 a Current Report on Form 8-K dated January 29, 2002 reporting that on January 29, 2002, we had reduced our staff by approximately 170 persons (approximately 19% of our work force).

We filed on February 11, 2002 a Current Report on Form 8-K dated February 7, 2002, reporting that on February 7, 2002, the Office of the Comptroller of the Currency appointed the Federal Deposit Insurance Corporation as receiver for NextBank, N.A., our principal subsidiary.

We filed on March 12, 2002 a Current Report on Form 8-K dated March 4, 2002, reporting that, on March 7, 2002, we and the Federal Deposit Insurance Corporation, as Receiver for NextBank, N.A., entered into a Restated and Amended Service Agreement. On March 8, 2002, we terminated a number of employees, certain of whom were offered temporary employment by the FDIC’s third-party contractor. In addition, on March 12, 2002, we notified the NASDAQ Market System that we would not be able to comply with the NASDAQ’s ongoing listing requirements and voluntarily requested that our common stock be delisted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTCARD, INC. (Registrant)

Date: May 20, 2002	/s/ BRUCE G. RIGIONE

Bruce G. Rigione Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Title

10.1	Restated and Amended Service Agreement dated as of March 1, 2002 between NextCard, Inc. and the Federal Deposit Insurance Corporation.