Form 10-Q
period 2002-06-30
NEXTCARD INC
filed 2002-08-19
CIK 1081015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   [X]      No   [   ]

As of July 31, 2002, there were outstanding 53,841,435 shares of the registrant’s Common Stock, par value $.001 per share.

NEXTCARD, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I. Financial Information

ITEM 1. Financial Statements

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data) (Unaudited)

	June 30,	December 31,
	2002	2001

Assets:
Current assets:
Cash and cash equivalents	$2,942	$10,202
Cash and cash equivalents, restricted	3,257	4,840
Due from FDIC	8,332	—
Prepaid and other assets	3,619	2,556
Net assets of discontinued banking operations	—	79,800

Total current assets	18,150	97,398

Equipment and leasehold improvements, net	5,396	7,378
Other assets	1,102	946

Total assets	$24,648	$105,722

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	4,306	3,635
Accrued expenses and other liabilities	9,433	19,105
Other borrowings	1,447	1,422
Accrued loss of discontinued banking operations	4,497	76,079

Total current liabilities	19,683	100,241

Accrued loss of discontinued banking operations, net of current portion	13,219	15,345

Total liabilities	32,902	115,586

Shareholders’ deficit:
Common stock, par value $.001 per share (authorized: 87,433 shares; issued and outstanding:
June 30, 2002 — 54,201 shares; December 31, 2001 — 54,018 shares)	54	54
Additional paid-in capital	384,229	384,057
Deferred stock compensation	(404)	(1,006)
Accumulated deficit	(389,404)	(390,240)
Treasury stock, at cost (359 shares)	(2,729)	(2,729)

Total shareholders’ deficit	(8,254)	(9,864)

Total liabilities and shareholders’ deficit	$24,648	$105,722

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Operating revenues:
Servicing fees from FDIC	$19,820	$—	$36,213	$—

Operating expenses:
Salaries and employee benefits	2,425	—	8,084	—
Credit card servicing costs	7,306	—	14,126	—
Occupancy and equipment	3,101	—	5,185	—
Professional fees	4,500	—	5,792	—
Amortization of deferred stock compensation	196	—	434	—
Net change in discontinued operations accrual	(803)	—	(803)	—
Other	1,855	—	2,572	—

Total operating expenses	18,580	—	35,390	—

Operating income	1,240	—	823	—

Operating income (expense):		—		—
Interest and other income	155	—	207	—
Interest and other expense	(7)	—	(194)	—

Total other income (expense)	148	—	13	—

Income from continuing operations	1,388	—	836	—

Discontinued operations:
Loss from discontinued banking operations	—	(14,365)	—	(30,990)

Net income (loss)	$1,388	$(14,365)	$836	$(30,990)

Basic and diluted net income (loss) per common share	$0.03	$(0.27)	$0.02	$(0.58)

Weighted average common shares used in net loss per common share calculation	53,841	53,223	53,815	53,175

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

							Total
	Common Stock		Additional	Deferred			Shareholders'
			Paid-in	Stock	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Compensation	Deficit	Stock	(Deficit)

	(in thousands)
Balances at December 31, 2000	53,373	$53	$382,573	$(2,006)	$(177,001)	$(2,729)	$200,890
Issuance of common stock upon exercise of stock options, warrants and other	237	1	562	—	—	—	563
Amortization of deferred stock compensation	—	—	—	636	—	—	636
Net loss	—	—	—	—	(30,990)	—	(30,990)

Balances at June 30, 2001	53,610	$54	$383,135	$(1,370)	$(207,991)	$(2,729)	$171,099

Balances at December 31, 2001	54,018	$54	$384,057	$(1,006)	$(390,240)	$(2,729)	$(9,864)
Issuance of common stock upon exercise of stock options	183	—	11	—	—	—	11
Amortization of deferred stock compensation	—	—	—	602	—	—	602
Foreign currency translation adjustment	—	—	161	—	—	—	161
Net income	—	—	—	—	836	—	836

Balances at June 30, 2002	54,201	$54	$384,229	$(404)	$(389,404)	$(2,729)	$(8,254)

See notes to condensed consolidated financial statements.

NEXTCARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

	(in thousands)
Operating activities:
Net income (loss)	$836	$(30,990)
Adjustments to net income (loss) to arrive at cash used in operating activities:
Depreciation and amortization	1,982	—
Amortization of deferred stock compensation	602	—
Change in operating assets and liabilities:
Decrease in accrued loss from discontinued banking operations	(73,708)	—
Decrease in net assets of discontinued banking operations	79,800	10,328
Increase in due from FDIC	(8,332)	—
Decrease in restricted cash and cash equivalents	1,583	—
Increase in prepaid and other assets	(1,058)	—
Increase in accounts payable	671	—
Decrease in accrued expenses and other liabilities	(9,672)	—
Increase in net assets of continuing operations	—	(4,818)

Net cash used in operating activities	(7,296)	(25,480)

Financing activities:
Payments made on other borrowings	25	—
Proceeds from issuance of common stock	11	602

Net cash provided by financing activities	36	602

Net decrease in cash and cash equivalents	(7,260)	(24,878)
Cash and cash equivalents at the beginning of the period	10,202	48,850

Cash and cash equivalents at the end of the period	$2,942	$23,972

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

     Pursuant to the FDIC Service Agreement, on March 8, 2002, we transferred our credit card loan portfolio servicing operations to the FDIC and agreed to continue providing to the FDIC, for a minimum of three months ending May 30, 2002, certain administrative services and a nonexclusive license to our intellectual property. The FDIC Service Agreement permitted the FDIC to have uninterrupted access to our technology and proprietary systems while the FDIC sought a buyer for NextBank’s portfolio of credit card loans. In exchange for our commitment to continue to provide technology and other support for the NextBank portfolio, the FDIC agreed to reimburse us for certain specified expenses to enable us to maintain this support (such payments are referred to collectively herein as the “Servicing Fees”). After May 30, 2002, FDIC may elect to (a) extend the FDIC Service Agreement on a month-to-month basis by advancing a portion of the Servicing Fees into an escrow account or (b) terminate the FDIC Service Agreement by delivering not less than 30 days’ advance written notice. As of the date of this filing, no such notice had been given by the FDIC. In addition, pursuant to the FDIC Service Agreement, the FDIC loaned us $1.0 million, on a non-recourse basis, in three equal installments. The loans are non-interest bearing, will mature on September 12, 2002 and are collateralized by an assignment in favor of the FDIC of all of our right, title and interest in and to our cash collateral of $1.0 million backing a letter of credit, in like amount as the loan, executed in favor of MasterCard International.

     In connection with our execution of the FDIC Service Agreement, we reduced our headcount by 546 persons (approximately 90% of our workforce), leaving 64 persons remaining employed by us after the effective date of the FDIC Service Agreement. Of the employees terminated, 465 persons were offered temporary employment with a third-party contractor on behalf of the FDIC. The movement of our workforce to the supervision of the FDIC was intended to ensure continuous provision of customer and portfolio servicing with respect to the NextBank credit card accounts and receivables.

     On July 2, 2002, the FDIC announced that it had sold the approximately $190.0 million of NextBank’s non-securitized loan portfolio, and the credit card accounts associated with those receivables, to Merrick Bank, South Jordan, Utah, which is a wholly owned subsidiary of CardWorks, for $126.0 million. The transfer of portfolio servicing is expected to be completed by September 30, 2002. On July 10, 2002, the FDIC closed NextBank’s credit card accounts associated with the receivables that had been previously securitized. These credit card accounts had more than $1.4 billion in securitized balances. At that time, the FDIC invited other financial institutions to offer balance transfers to some of these customers. The FDIC and the securitization trust’s trustee, Bank of New York, are currently in the process of finding a sub-servicer to service this portfolio.

     Prior to February 7, 2002, our operations consisted solely of providing support to the credit card banking operations of NextBank. Since February 7, 2002, our operations have been, and may be expected to continue to be, twofold. Our operations include providing to the FDIC and (if requested) any purchaser of the assets of NextBank the services specified under the FDIC Service Agreement until that agreement terminates. Additionally, we are attempting to develop a new business model which may include licensing certain aspects of our proprietary customer service technology to other credit card companies and adapting our proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. To date, we have no customers for our proposed new business and there can be no assurance that we will be successful in developing a new business model. We are also actively exploring strategic alternatives, which might include a merger, asset (i.e. intellectual property) sale or other comparable transaction or a financial restructuring. Any such strategic alternative is likely to include a Chapter 11 bankruptcy filing by NextCard.

2. Consolidation and Basis of Presentation

     For the quarter ended June 30, 2002, the condensed consolidated financial statements include NextCard, Inc. and its wholly owned subsidiary NextCard Limited, a company incorporated in England and Wales (“NextCard Ltd.”). For all prior periods presented, the condensed consolidated financial statements include NextCard and its wholly owned subsidiaries, NextBank and NextCard Ltd. We and our subsidiaries are collectively referred to herein as the Company. To date, the activities of NextCard Limited have been immaterial and have ceased in all material respects. The unaudited interim condensed consolidated financial statements and related unaudited financial information in these footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of the Company and the results of its operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform with the current period’s presentation. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

     The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception, we have incurred net losses of $389.4 million and have a working capital deficiency of $1.5 million. In addition, as disclosed in Note 4, on February 7, 2002, the OCC closed NextBank and appointed the FDIC receiver for NextBank. As a result, the assets and liabilities of NextBank ceased to be owned by us effective February 7, 2002. We are currently providing services to and receiving fees from the FDIC under the FDIC Service Agreement. Upon termination of the FDIC Service Agreement, we anticipate that our cash will be insufficient to permit continued, sustained operations in the absence of a substantial capital infusion, the alleviation of liabilities, the successful development and implementation of a new business model that generates substantial cash flow, or a combination of these events. Furthermore, as disclosed in Note 5, we are subject to several shareholder lawsuits and we are under investigation by both the OCC and the FDIC. The outcome of these matters is unknown at this time. Additionally, as more fully described in Note 5, the FDIC may have a claim against our assets under the capital assurance agreement and, should we file a bankruptcy case, the FDIC will be entitled to a recovery specified in the FDIC Service Agreement.

     Although these conditions raise substantial doubt about our ability to continue as a going concern, the accompanying condensed consolidated financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets and discharge of liabilities in the ordinary course of business. As such, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Instead, our assets and liabilities, including the assets and liabilities of NextBank at December 31, 2001, which are now under the control of the FDIC and included in net assets of discontinued operations, are presented in the condensed consolidated balance sheets in accordance with generally accepted accounting principles for a going concern, generally at historical cost, and assume that they will be realized as a going concern and in the normal course of business. The FDIC, as receiver of NextBank, is in the process of liquidating NextBank’s assets and satisfying NextBank’s liabilities other than in the normal course of business, which could cause the results to vary materially from the amounts currently disclosed in the financial statements. Management’s plans in regard to these matters are described in Notes 1 and 4.

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

4. Discontinued Operations

     In May 2001, the OCC began its second annual examination of NextBank. In connection with that examination, in September 2001 the OCC notified NextBank that, as a result of NextBank’s classification of certain loan losses as fraud losses rather than credit losses, the OCC had determined that NextBank’s securitization activities would no longer qualify for “low-level recourse treatment” under applicable regulations. The OCC confirmed this position with an interpretive letter dated October 29, 2001. While the OCC did not conclude that these loan losses were not the product of fraud, the OCC took the position that characterization as fraud losses required detailed account-level procedures. Pending the development and implementation of such account-level procedures, the OCC required for the third quarter of 2001 and subsequent periods that all affected loan losses be reclassified as credit losses.

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

     On October 31, 2001, we announced that NextBank was considered “significantly undercapitalized” under federal banking regulations. We also announced that we had engaged Goldman Sachs & Co. to assist in finding an acquisition partner for NextCard. From October 31, 2001 until December 31, 2001, we actively marketed NextCard, and several potential bidders performed on-site due diligence examinations of the NextBank portfolio. However, we were unsuccessful in consummating an acquisition transaction.

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

     Upon the FDIC’s appointment as receiver of NextBank, we ceased to own the assets and liabilities of NextBank. Accordingly, from that date we have been unable to continue to conduct our banking operations. Because NextBank was our only principal subsidiary and all of our operations were directly related to supporting the banking operations of NextBank, all of the Company’s consolidated operations through February 7, 2002 were classified as discontinued operations in 2001. All of our operations from February 8, 2002 forward are considered continuing operations. As of December 31, 2001, we recorded a loss on disposal of discontinued banking operations of $91.4 million. The loss on disposal of discontinued banking operations included the net book value of the Company’s banking related assets on February 7, 2002 of $92.5 million, as well as severance pay of $0.8 million and estimated accrued losses under NextCard’s office lease agreements related to the discontinued banking operations of $17.9 million. These amounts have been offset by an $11.3 million payment made to us by the FDIC to settle certain obligations NextBank owed to us at February 7, 2002 and income from discontinued operations from January 1, 2002 to February 7, 2002 of $8.5 million.

The loss from discontinued banking operations is summarized below (in thousands):

	June 30, 2001

	Three Months	Six Months
	Ended	Ended

	(in thousands)
Statement of Discontinued Operations:
Interest income	$15,255	$31,590
Interest expense	8,097	17,522

Net interest income	7,158	14,068
Provision for loan losses	18,509	38,558
Non-interest income	36,521	73,517
Non-interest expenses	39,535	80,017

Loss from discontinued banking operations	$(14,365)	$(30,990)

     The net assets of the discontinued banking operations at December 31, 2001 primarily represent the assets and liabilities of NextBank and certain assets of NextCard which are not expected to be used to support the possible development and implementation of any new business model we may pursue. Such net assets include (in thousands):

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

5. Commitments and Contingencies

     Legal Proceedings

Shareholder Lawsuits

     Following our third quarter earnings release, on October 31, 2001, several holders of our common stock purporting to represent a class of similarly aggrieved stockholders filed lawsuits against us and certain of our directors and senior officers. To date, nine putative class action lawsuits have been filed. These complaints allege that from March 30, 2000 to October 30, 2001, we and certain of our officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making a series of materially false and misleading statements concerning our operations, financial condition, and prospects for 2000 and 2001. Each of the complaints also allege that certain of our officers and directors violated Section 10(b) and

Rule 10b-5 by trading our stock while in possession of material nonpublic information. The plaintiffs are seeking unspecified damages for the class, and unspecified costs and expenses. We dispute the plaintiffs’ claims and intend to defend the lawsuits vigorously.

     The class actions assert class periods of March 30, 2000 through October 30, 2001, and seek unspecified damages. All cases have been consolidated in the United States District Court for the Northern District of California. A consolidated amended complaint was filed on June 17, 2002. We expect to file a motion to dismiss these actions, but do not expect a ruling before November 2002. No discovery or other proceedings are pending in these actions. Management believes that the class action claims are subject to coverage under our directors’ and officers’ liability insurance policies, although to date our carriers have reserved their rights with respect to coverage for these claims. If the securities class action claims were to result in a judgment against us or our directors and officers, it would have a material adverse impact on our business and operations.

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

     Other Contingencies

Capital Assurance Agreement

     On October 26, 2000, NextCard and NextBank executed a Capital Assurance Agreement, stating that, in the event that NextBank fell below “well capitalized” status, NextCard would commit additional capital to NextBank in an amount sufficient to return NextBank to a capital level equal to or exceeding “well-capitalized” status.

     In accordance with the FDIC Service Agreement, in connection with the filing by NextCard of a bankruptcy case the FDIC has agreed to waive all of its rights under the Capital Assurance Agreement in return for either (1) 50% of the aggregate amount paid to non-priority unsecured creditors in any bankruptcy case in the event that the plan of reorganization confirmed in the bankruptcy case provides for the liquidation of all of our assets, or (2) a senior note equal to 50% of the net assets of our reorganized company.

     Absent the filing of a bankruptcy case by NextCard, were the FDIC, as receiver for NextBank, to attempt to enforce the Capital Assurance Agreement and were a court to find that the agreement is enforceable against us, the amount of such capital contribution would exceed our ability to pay.

6. Subsequent Event

     Many of the securitized accounts closed on July 10, 2002 participated in the NextCard Visa rewards program that we formerly offered to our customers and for which, at June 30, 2002, we had accrued a liability of $5.3 million. This accrual represents our estimate of future customer reward redemptions. As part of the closure of the securitized accounts, customers are no longer able to redeem their previously earned points. As a result, after July 10, 2002, we expect that the majority of the rewards point liability will be reversed and taken into income in the third quarter of 2002.

7. Loans to Executive Officers

     In 2000 NextCard made loans to certain employees, including John Hashman, our Chief Executive Officer, for the purpose of meeting tax and brokerage loan expenses and other reasons. All loans bear simple interest at 8%, are repayable immediately if the borrower ceases to be employed by NextCard and are secured by the employee’s vested and unvested stock options and, in most cases, by the employee’s holdings in NextCard stock. At June 30, 2002, only $120,000 in principal amount, plus accrued interest, remained outstanding to Mr. Hashman.

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

     As described more completely in Note 4 to our condensed consolidated financial statements, the effect of the OCC’s decision to disallow low-level recourse treatment on NextBank’s securitized assets was to increase NextBank’s risk-weighted assets by approximately $537.5 million, to $2.1 billion as of September 30, 2001, as reported in NextBank’s Call Report filed with the FDIC on October 30, 2001. Inclusion of those assets for purposes of calculating regulatory capital was a significant factor in NextBank’s risk based capital ratios being at a level that rendered NextBank “significantly undercapitalized” under applicable federal banking regulations. Although our professional advisors agreed with our contention that, even assuming that the asserted disqualification for “low-level recourse treatment” was proper, the disqualification should be curable, the February 7, 2002 seizure of NextBank has rendered any further appeal or discussion impractical, if not impossible.

     Prior to February 7, 2002, our operations consisted solely of providing support to the credit card banking operations of NextBank. Since February 7, 2002, our operations have been, and may be expected to continue to be, twofold. Our operations include providing to the FDIC and (if requested) any purchaser of the assets of NextBank the services specified under the FDIC Service Agreement until that agreement terminates. Additionally, we are attempting to develop a new business model which may include licensing certain aspects of our proprietary customer service technology to other credit card companies and adapting our proprietary account origination technology to source, on behalf of one or more credit card issuers, credit card accounts that satisfy underwriting parameters specified by such credit card issuers. There is no assurance that we will be successful in developing a new business model. We are also actively exploring strategic alternatives, which might include a merger, asset sale or other comparable transaction or a financial restructuring. Any such strategic alternative is likely to include a Chapter 11 bankruptcy filing by NextCard.

     Each year since our inception, we have incurred significant net losses. As of June 30, 2002, we had an accumulated deficit of $389.3 million. The net losses and accumulated deficit resulted from the significant infrastructure, marketing, technology and other costs incurred in the development and servicing of our NextCard Visa credit card loan portfolio. Since we currently have no clients for our proposed new business and no source of funding for our proposed operations after termination of the FDIC Service Agreement, we expect to incur net losses for the foreseeable future and there can be no assurance that we will be able to continue our operations or ever be profitable.

Earnings Summary

     Overview

     Upon the FDIC’s appointment as receiver of NextBank on February 7, 2002, we ceased to own the assets and liabilities of NextBank. Accordingly, from that date we have been unable to continue to conduct our banking operations. Because NextBank was our only significant subsidiary and all of our operations were directly related to supporting the banking operations of NextBank, all of our consolidated operations through February 7, 2002 were classified as discontinued operations in 2001. As such, we recorded a loss on disposal of discontinued banking operations of $91.4 million for 2001. The loss on disposal of discontinued banking operations includes the net book value of our banking related assets on February 7, 2002 of $92.5 million, as well as severance pay of $0.8 million and estimated accrued losses under our office lease agreements related to the discontinued banking operations of $17.9 million. These amounts have been offset by a $11.3 million payment made to us by the FDIC to settle certain obligations NextBank owed to us at February 7, 2002 and income from discontinued operations from January 1, 2002 to February 7, 2002 of $8.5 million. The loss from discontinued banking operations for the three and six months ended June 30, 2001 is summarized below under the caption “Results of Discontinued Operations — Second Quarter of 2001.” All of our operations from February 8, 2002 forward are considered to be “Continuing Operations” and a discussion of those results for the three and six months ended June 30, 2002 is set forth below.

     On July 2, 2002, the FDIC announced it had sold the approximately $190.0 million of NextBank’s non-securitized loan portfolio, and the credit card accounts associated with those receivables, to Merrick Bank, South Jordan, Utah, which is a wholly owned subsidiary of CardWorks, for $126.0 million. The transfer of portfolio servicing is expected to be completed by September 30, 2002. On July 10, 2002, the FDIC closed NextBank’s credit card accounts associated with the receivables that had been previously securitized. These credit card accounts had more than $1.4 billion in securitized balances. At that time, the FDIC invited other financial institutions to offer balance transfers to some of these customers. The FDIC and the securitization trust’s trustee, Bank of New York, are currently in the process of finding a sub-servicer to service this portfolio.

Results of Continuing Operations — Second Quarter 2002

     Operating Revenues:

     Servicing fees from FDIC. Servicing Fees, which were $19.8 million and $36.2 million for the three and six-months ended June 30, 2002, respectively, represent payments received, or earned and expected to be received, for services performed for the FDIC under either (1) our original contract with NextBank from February 8, 2002 through February 28, 2002, which the FDIC, as receiver for NextBank, continued to honor from and after February 7, 2002, or (2) the FDIC Service Agreement. Prior to the execution of the FDIC Service Agreement, we had performed for NextBank certain servicing and other administrative services, which we billed to NextBank under our original Service Agreement. Fees earned for such services after February 7, 2002 through February 28, 2002 as well as the Servicing Fees earned in March through June 2002 under the FDIC Service Agreement are included in 2002 revenues. The FDIC, on a month-to-month basis, can extend the FDIC Service Agreement. Assuming that the FDIC Service Agreement continues to be extended, the amount of Servicing Fees we receive in the future may be expected to vary depending upon the levels of service we provide.

     Operating Expenses:

     Salaries and employee benefits. Salaries and employee benefits of $2.4 million and $8.1 million for the three and six-months ended June 30, 2002, respectively, include all of our employees’ salaries and benefit expenses, contract labor expense and consulting fees. Included in the first quarter 2002 expenses are salary and employee benefits related to the 546 employees who were terminated on March 8, 2002 in connection with the FDIC Service Agreement. After such terminations, we employed 64 persons, and at June 30, 2002, we employed approximately 60 persons. Accordingly, we would expect that salaries and employee benefits will decrease in the future as we anticipate that our new business model will require smaller staffing levels.

     Credit Card Servicing Costs. Credit card servicing costs of $7.3 million and $14.1 million for the three and six-months ended June 30, 2002, respectively, consist of all costs associated with servicing the NextCard Visa credit card portfolio for the FDIC. These costs include payments made for accessing customers’ credit bureau reports, our card member rewards program, payment processing fees we pay to our lockbox providers, as well as the payments we make to First Data Resources and other third-party vendors who provide selected fulfillment service functions. As long as we are servicing the credit card loan portfolio for the FDIC, we anticipate incurring similar costs in the future. Such costs should decrease over time as the portfolio decreases, through sale or otherwise, and will cease entirely when the FDIC terminates the FDIC Service Agreement. As of June 30, 2002, the total outstanding loan portfolio for both the securitized and non-securitized accounts was $1.6 billion with 896,000 customers as compared to $2.0 billion outstanding with 1,054,000 customers at December 31, 2001.

     Occupancy and Equipment. Occupancy and equipment expense of $3.1 million and $5.2 million for the three and six-months ended June 30, 2002, respectively, includes office lease payments and utilities for our office space in San Francisco, Livermore and Phoenix, as well as depreciation expense on our furniture and equipment that we have identified as part of our continuing operations. Given the closure of NextBank and our focus on a new business strategy, much of the office space to which these lease payments relate will not be needed after the FDIC Service Agreement is terminated. We are currently discussing alternatives with each of our landlords. Based on the results of these discussions, a decrease in our occupancy costs commencing as early as in the third quarter of 2002 is possible. In addition, a large portion of our future occupancy costs attributable to our future lease payment obligations has been reserved for in the accrued loss of discontinued banking operations. Therefore, after the FDIC terminates the FDIC Service Agreement and no longer reimburses us for rent payments, our rent payments will be offset to this reserve account and will not affect our reported operating expenses.

     Professional Fees. Professional fees of $4.5 million and $5.8 million for the three and six-months ended June 30, 2002, respectively, include primarily outside legal and accounting fees. Depending on the number and how vigorously we must defend various lawsuits pending against us, and depending on the amount of legal fees we incur to prepare for a possible financial restructuring (including though a Chapter 11 bankruptcy filing), our professional fees could increase in the future.

     Amortization of Deferred Compensation. A portion of the value of certain stock options granted prior to our initial public offering in the first quarter of 1999 as well as certain stock appreciation rights granted in 2001 and certain stock options that were extended in 2001 and 2000 in connection with certain employee terminations, were considered to be compensatory. Accordingly, the $196,000 and $434,000 for the three and six months ended June 30, 2002, respectively, of expenses represents the amortization of the difference between the exercise price of certain stock option grants and our estimate of the fair value of our common stock at the time of such grants. Such expenses should decrease in the future as the deferred compensation amount amortizes down.

     Net Change in Discontinued Operations Accrual. The net change in discontinued operations accrual of $(803,000) for the three and six-months ended June 30, 2002 represents our reduction of the accrual established at December 31, 2001 for our office lease obligations related to the discontinued banking operations. Because the FDIC has extended the FDIC Service Agreement from an initial termination date of May 30, 2002, to August 31, 2002, this accrual has been reduced for these three month’s lease payments requirements previously accrued for.

     Other Expenses. Other expenses of $1.9 million and $2.6 million for the three and six-months ended June 30, 2002, respectively, include primarily travel, insurance, software licenses and maintenance agreements and general corporate expenses. In addition, in the second quarter of 2002, we determined that approximately $462,000 of reserves previously established to cover estimated marketing costs for which we had yet to be billed were not needed because actual billings (including bills which we favorably negotiated downward) came in lower than estimated; accordingly, such reserves were reversed to other operating expenses. Depending upon when the FDIC terminates the FDIC Service Agreement and the success of our new business model, costs included in other expenses will vary from quarter to quarter.

     Results of Discontinued Operations — Second Quarter 2001

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

The loss from discontinued banking operations is summarized below:

	June 30, 2001

	3 months ended	6 months ended

	(in thousands)
Statement of Discontinued Operations:
Interest income	$15,255	$31,590
Interest expense	8,097	17,522

Net interest income	7,158	14,068
Provision for loan losses	18,509	38,558
Non-interest income	36,521	73,517
Non-interest expenses	39,535	80,017

Loss from discontinued banking operations	$(14,365)	$(30,990)

     Funding, Liquidity and Capital Resources

     Prior to the closure of NextBank on February 7, 2002, we financed the growth of our credit card loan portfolio and operations through third-party commercial paper conduit facilities, term asset securitizations, certificates of deposit issued by NextBank and equity issuances. In March 2002, we entered into the FDIC Service Agreement pursuant to which the FDIC agreed to reimburse us for certain of our operating expenses for a minimum of three months. After May 30, 2002, FDIC may elect to (a) extend the FDIC Service Agreement on a month-to-month basis by advancing a portion of the Servicing Fees into an escrow account or (b) terminate the FDIC Service Agreement by delivering not less than 30 days’ advance written notice. As of the date of this filing, no such notice had been given by the FDIC. In addition, pursuant to the FDIC Service Agreement, the FDIC loaned us $1.0 million, on a non-recourse basis, in three equal installments. The loans are non-interest bearing, will mature on September 12, 2002 and are collateralized by an assignment in favor of the FDIC of all of our right, title and interest in and to our cash collateral of $1.0 million backing a letter of credit, in like amount as the loan, executed in favor of MasterCard International.

     As of June 30, 2002, our unrestricted cash and cash equivalents were $2.9 million and we had outstanding accounts payable of $4.3 million and accrued liabilities of $9.4 million. Included in the $9.4 million of accrued liabilities was approximately $2.2 million of accrued operating expenses for which we had yet to be invoiced from our vendors and $5.3 million for estimated future payments attributable to the now-discontinued NextCard Visa rewards program. The accrued liabilities will be paid in 2002 as our vendors present invoices to us. The rewards program liability will be paid out as the NextBank credit card customers redeem their accrued points through July 10, 2002 for the securitized accounts and the end of September 2002 for non-securitized accounts. After July 10, 2002, we expect that the rewards point liability will decrease significantly since, the approximately 800,000 customers whose accounts were closed, can no longer redeem their earned points.

     In 1998, we entered into a $1.25 million equipment loan and security agreement with a leasing company. Borrowings under the loan agreement bore interest at 7.55% per year and were secured by related equipment purchases. In June 2002, the remaining balance of this loan of $187,000 plus accrued and unpaid interest to date, was settled for $92,000 in cash and the forfeiture of our prepaid deposit of $18,000. The resulting gain from this extinguishment of $84,000 is included in Other Income. Also, in 1998, we entered into a $1.0 million lease/loan financing arrangement with a financing company. This lease/loan financing arrangement was secured by a pledge of all equipment leased under the arrangement and bore interest at 7.5% per year. As of June 30 2002, the lease/loan had an outstanding balance of $255,000. Also, in February 1999, we entered into a $5.0 million line of credit with the same finance company and final payment was to be made in April 2002. This line was secured by a subordinated security interest in all tangible and intangible assets of our company. Borrowings under this line of credit accrued interest at 12.25% per year, were repayable in monthly installments. Though final payment was due in April 2002, this line of credit had an aggregate outstanding balance of $192,000 at June 30, 2002. In July 2002, the aggregate balance of $447,000 owed to this finance company was settled for $230,000 and the return of certain pledged equipment securing the loan.

     We lease office space under separate lease agreements and have operating leases for office equipment. The minimum aggregate, non-cancelable payments, by year, under lease obligations with initial or remaining terms of one year or more, some of which contain renewal options based on the then current fair market values, consist of the following at June 30, 2002 (in thousands):

2002	$2,652
2003	5,352
2004	5,253
2005	3,288
Thereafter	3,249

$19,794

     Given the closure of NextBank and our focus on a new business strategy, much of the office space to which these leases relate will not be needed after the FDIC Service Agreement is terminated. We are discussing alternatives with each of our landlords, but there can be no assurances that any of the contractual requirements can, or will be, favorably renegotiated. $16.9 million of these future lease payments are included in the accrued loss of discontinued operations at June 30, 2002.

     We expect that, some, but not all, of the obligations discussed above will be reimbursed to us in 2002 by the FDIC after we have made payment to our vendors and lessors. Once the FDIC Service Agreement has been terminated, however, we anticipate that our cash will be insufficient to permit us to continue to pay all of these obligations. In order to continue operations beyond the termination of the FDIC Service Agreement, we will require a substantial capital infusion, the alleviation of a significant portion of our obligations or will need to have developed and implemented a new business model that generates substantial cash flow, or a combination of any or all three of these.

     In addition, at June 30, 2002, we had $3.3 million of restricted cash and cash equivalents which represents collateral held by a bank that has issued three standby letters of credit on behalf of certain of our beneficiaries as well as $815,000 of severance pay transferred to an escrow account related to the closure of NextBank. We do no anticipate that such restricted funds will be available to us in the future. In April 2002, one of our landlords drew down $772,000 on its letter of credit backing our lease, which will be used to offset future obligations under the lease if needed; accordingly, this balance is now reflected in prepaid assets.

Forward-looking Information

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties include the following: NextBank, our principal subsidiary, was closed by the OCC and the FDIC was appointed as receiver of NextBank; we and our officers and directors are being investigated by the OCC and the FDIC; our only current source of funding is the FDIC, and the FDIC can terminate the FDIC Service Agreement with thirty days’ prior notice at any time after August 31, 2002; we will not be able to continue sustained operations after August 2002 unless we are successful in our pursuit of a strategic alternative; our common stock may have no value; as a result of questions concerning our status as a going concern, our vendors and third-party credit card issuers may decide not to do business with us, may terminate business relationships with us or may not extend our business relationships; the FDIC may have claims against our assets; we may be unable to undertake additional activities due to government regulations; potential clients may not hire us as a result of the government investigation; we or certain of our officers and directors could be restricted by the government from engaging in certain banking activities; there is a limited public market for our common stock; our common stock has been delisted from the Nasdaq National Market System; the substantial change in our business makes evaluation of our business and prospects extremely difficult; and the substantial change in our business make our financial forecasting difficult. These and other risks and uncertainties are described in detail our 2001 Annual Report on Form 10-K under the heading “Risks Related to Our Business,” and in other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

Not Applicable

Item 5. Other Information

Effective May 14, 2002, Jeffrey D. Brody resigned as a Director of NextCard, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     99.1    Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTCARD, INC.
(Registrant)

Date: August 19, 2002	/s/ BRUCE G. RIGIONE

Bruce G. Rigione Chief Financial Officer